Form 10-K
period 1994-01-30
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1994-04-13
CIK 896842

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [FEE REQUIRED]
For the fiscal year ended January 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [NO FEE REQUIRED]
For the transition period from               to

                         Commission file number 0-21182


                             ORCHARD SUPPLY HARDWARE
                               STORES CORPORATION

             (Exact name of registrant as specified in its charter)

               Delaware                                95-4214109
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


                                6450 Via Del Oro
                           San Jose, California 95119
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  (408) 281-3500

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                            par value $.01 per share
                                (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X    NO
                                  -------   ------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on March 31, 1994, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $53,258,790.

          The number of shares of the registrant's Common Stock outstanding at March 31, 1994 was 6,982,981 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held May 20, 1994 are incorporated by reference into Part III hereof.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                   For the fiscal year ended January 30, 1994

                                                                           Page

                                     PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.      Properties. . . . . . . . . . . . . . . . . . . . . . . . . .    9
Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .    9
Item 4.      Submission of Matters to a Vote of
                     Security Holders. . . . . . . . . . . . . . . . . . .    9


                                     PART II

Item 5.      Market for Registrant's Common Equity
                     and Related Stockholder Matters . . . . . . . . . . .   10
Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . .   11
Item 7.      Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations. . . . . . . . . . . . . . . . . . . . . .   13
Item 8.      Financial Statements and Supplementary Data . . . . . . . . .   19
Item 9.      Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure. . . . . . . .   19


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant. . . . . .   19
Item 11.     Executive Compensation. . . . . . . . . . . . . . . . . . . .   19
Item 12.     Security Ownership of Certain Beneficial
                     Owners and Management . . . . . . . . . . . . . . . .   19
Item 13.     Certain Relationships and Related Transactions. . . . . . . .   19


                                     PART IV

Item 14.     Exhibits, Financial Statement
                     Schedules, and Reports on Form 8-K. . . . . . . . . .   20

                                     PART I

ITEM 1.   BUSINESS.

     AS USED IN THIS ANNUAL REPORT ON FORM 10-K ("FORM 10-K"), THE TERM "ORCHARD HOLDING" REFERS TO ORCHARD SUPPLY HARDWARE STORES CORPORATION, A DELAWARE CORPORATION, THE TERM "ORCHARD SUPPLY" REFERS TO ITS WHOLLY OWNED SUBSIDIARY, ORCHARD SUPPLY HARDWARE CORPORATION, A DELAWARE CORPORATION, AND UNLESS THE CONTEXT INDICATES OTHERWISE, THE TERMS "COMPANY" AND "ORCHARD" REFER TO ORCHARD HOLDING AND ORCHARD SUPPLY AND ITS PREDECESSOR COMPANY. UNLESS OTHERWISE INDICATED, AS USED IN THIS FORM 10-K ALL REFERENCES TO A FISCAL YEAR SHALL MEAN THE FISCAL YEAR OF THE COMPANY WHICH COMMENCES IN SUCH YEAR (FOR EXAMPLE, THE FISCAL YEAR COMMENCING JANUARY 27, 1992 AND ENDING JANUARY 31, 1993 IS REFERRED TO HEREIN AS FISCAL 1992).

GENERAL

     Orchard operates 43 hardware superstores which average approximately 40,000 square feet of interior and exterior selling space. All of the Company's current stores are located in Northern and Central California. Orchard primarily targets the "fix-it" homeowner focused on repair and maintenance projects and is positioned in a unique niche between small, high-priced independent hardware retailers and large warehouse home center chains. Orchard strives to offer the service and convenience of a "mom and pop" hardware store and a greater depth and breadth of "fix-it" products in its core product categories than the large warehouse home center chains.

     The first Orchard Supply Hardware store was opened by 30 Santa Clara Valley orchardists in 1931 as a farmers' cooperative. As the population of the Santa Clara Valley increased and the cooperative grew to 2,500 members, Orchard's merchandise line was expanded to include nonagricultural products. The Company's roots as a purveyor of orchard and farm supplies are reflected in its emphasis on garden and nursery products. From 1979 to 1986, under the ownership of W.R. Grace & Co., Orchard expanded from 8 stores to 21 stores. Under Wickes' ownership from 1986 to 1989, the Company's store base increased to 31, and since the 1989 Transaction (as defined below), the Company has grown to 43 stores.

     Consistent with the Company's expansion strategy to increase market share in existing markets and to open stores in attractive new markets, the Company completed the acquisition of six former Builders Emporium store sites (Pasadena, Burbank, Van Nuys and Hollywood in metropolitan Los Angeles, and Pismo Beach and Redding in Central and Northern California, respectively) on November 16, 1993 and completed the acquisition of the three other sites (South Pasadena and West Los Angeles in metropolitan Los Angeles and Goleta in the Santa Barbara area) on December 22, 1993 (the "Expansion"). All nine Expansion stores will be converted into the Orchard format and are expected to open by the end of the second quarter of fiscal 1994. The Expansion store sites are proven retail hardware locations and include seven of the top eight sales volume stores in the Builders Emporium chain.

     The Company is the successor to the Orchard Supply Hardware division ("OSH" or the "Predecessor Company") of Wickes Companies, Inc. ("Wickes").
The Company acquired certain assets and liabilities of the Predecessor Company in May 1989 in a transaction (the "1989 Transaction") organized by Freeman Spogli & Co. ("FS&Co."). The Company completed its initial public offering of 3,800,000 shares of Common Stock (the "Initial Public Offering") in April 1993 and immediately thereafter reclassified its Series A Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), into Common Stock (the "Reclassification").

     In order to improve the Company's capital structure and to enhance its financial flexibility, on January 20, 1994, Orchard Supply sold $100.0 million principal amount of 9 3/8% Senior Notes due 2002 (the "Notes") in a public offering (the "Notes Offering"). The Notes are unconditionally guaranteed on a senior unsecured basis by Orchard Holding. Orchard Supply used the net proceeds from the issuance of the Notes as follows: (i) $30.9 million to retire Orchard Supply's 9% senior notes due 1997 (the "Old Senior Notes") at their stated redemption price of 103.0% of the principal amount thereof,
(ii) $20.0 million to repay additional borrowings under its revolving credit facility (the "Financing Agreement") used to finance the Expansion,
(iii) $35.0 million to fund
additional investments required to open the nine Expansion stores and (iv) the remainder for general corporate purposes. In addition, on February 25, 1994, Orchard Holding sold 800,000 shares of 6% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), with an aggregate liquidation preference of $20.0 million (the "Preferred Stock Offering") to an affiliate of FS&Co. The aggregate net proceeds of $19.3 million were contributed as common equity to Orchard Supply to fund the redemption of Orchard Supply's outstanding 14.5% Senior Subordinated Discount Notes (the "14.5% Subordinated Notes") at their stated redemption price of 107.25% of the principal amount thereof. After giving effect to the Preferred Stock Offering, FS&Co. through its affiliates owns approximately 48.2% of the outstanding Common Stock (assuming full conversion of the Preferred Stock).

INDUSTRY

     The home improvement industry caters primarily to homeowners interested in performing repairs, maintenance and minor remodeling projects on their homes. Retail sales of home improvement products have grown from $105.8 billion in 1992 to $115.4 billion in 1993. The industry is highly fragmented and competitive and is comprised primarily of local independent retailers (those with five or fewer stores), traditional home improvement centers and warehouse home center chains. Local independent retailers compete on the basis of service and convenience, but typically offer small stores and relatively high prices. While home centers (which include warehouse home center chains with average store sizes in excess of 90,000 square feet and smaller traditional home improvement centers) target the customer involved in major remodeling and project-oriented home improvements, Orchard targets shoppers for "fix-it" products with its 40,000 square foot hardware superstores. This difference in business focus is evidenced by the fact that approximately one-third of the sales of a major warehouse competitor are building materials, lumber and floor and wall coverings as opposed to the less than 5% of Orchard's sales being attributable to these products.

BUSINESS STRATEGY

     Orchard's business strategy is to provide a broad merchandise selection, outstanding service, convenient, well organized stores and fair everyday pricing, thereby encouraging its customers to perceive Orchard as the primary destination for their "fix-it" needs.

     BROAD SELECTION. Orchard offers a wide selection of brand name and private label merchandise, including many products not carried by its competitors, in its core areas of hardware, plumbing, electrical and garden and nursery. Orchard's stores carry approximately 45,000 stock keeping units ("SKUs") and maintain a high-in stock position (98% on average) to ensure the availability of its merchandise to customers. This breadth of selection contrasts with the Company's warehouse competitors, which typically carry only 25,000 to 33,000 SKUs.

     The following table sets forth the Company's percentage of sales by product category for fiscal 1993:

     Hardware. . . . . . . . . . . . . . . . . . . . . . . .      22.8%
     Plumbing. . . . . . . . . . . . . . . . . . . . . . . .      14.8
     Electrical. . . . . . . . . . . . . . . . . . . . . . .      10.9
     Garden and Nursery. . . . . . . . . . . . . . . . . . .      26.9
     Other . . . . . . . . . . . . . . . . . . . . . . . . .      24.6
                                                                 -----
          Total Sales. . . . . . . . . . . . . . . . . . . .     100.0%

     HARDWARE. Orchard carries a wide line of hardware products, including fasteners, power tools, hand tools and accessories. The Company stocks over 3,000 SKUs of nuts, bolts, screws and other fasteners, many of which are not carried by its competitors. Orchard offers these fasteners for sale in a variety of quantities, repackaging bulk shipments from its vendors at the Tracy, California distribution center for sale in smaller, more profitable unit counts. The Company also carries over 150 brand name power tools, including Black & Decker, Skil, Makita,

Freud, Milwaukee, Bosch, Delta, DeWalt, Dremel, Wissota, Campbell Hausfeld, Homelite, McCulloch, Echo and Coleman Power Mate. Orchard offers over 1,200 different power tool accessories, such as drill bits and saw blades, which generate high gross margins and increase shopping frequency due to their consumable nature. Orchard further stocks an extensive selection of handtools, including 30 and 150 SKUs of pipe wrenches and hammers, respectively, and also offers replacement products for these tools, including handles.

     PLUMBING. Orchard distinguishes itself from its competitors by carrying a broad selection of repair and maintenance plumbing parts. The Company stocks over 1,300 different PVC, ABS, galvanized, copper, brass, polystyrene and cast iron fittings, as well as over 1,250 faucet, toilet and sink repair parts including hard-to-find parts for discontinued faucets and toilets. Orchard also offers a variety of faucets, toilets and sinks. In addition, Orchard's selection of nearly 400 sprinkler and drip irrigation SKUs appeals to both homeowners and commercial landscapers.

     ELECTRICAL. Orchard stocks nearly 300 different light bulbs and 150 types of extension cords. With over 350 different lamp parts, repair and maintenance is emphasized. Orchard is also well equipped in basic electrical components and stocks a broad selection of electric boxes, wire and circuit breakers commonly used in residential and commercial construction.

     GARDEN AND NURSERY. Garden and nursery products are a strong focus of Orchard's business, reflecting Orchard's heritage as a farmers' cooperative. Orchard offers both the price and convenience of a mass merchant and the selection, quality and expertise of an independent nursery. It carries a broad selection of landscape container and bedding plants, most of which are contract grown to the Company's specification. Orchard's nurseries carry more than 30 varieties of ground cover, over twice as many as are offered by its major competitors. Orchard has the largest display of Ames and Corona garden tools in the United States. Orchard also offers a wide selection of tank sprayers, liquid and dry fertilizers, weed killers, insecticides, hoses and hose-end products. In addition, the Company supplies a variety of organic bag goods, including bark, mulch, soil conditioners, potting soils, planting mixes and peat moss.

     OTHER. In addition to the "fix-it" items above, the Company carries an extensive selection of housewares, paint, paint supplies and automotive supplies, as well as certain destination items such as bottled water. The Company also offers a unique merchandise selection of impulse items which captures incremental sales from its frequent customer base and further differentiates Orchard from its competition.

     HIGH LEVELS OF CUSTOMER SERVICE. The Company is committed to furnishing outstanding levels of customer service through knowledgeable, well trained personnel. Orchard seeks to hire personnel with prior repair and "fix-it" experience and provides its employees with extensive training. The Company requires all of its employees to pass written tests in their respective departments as a condition of employment and requires ongoing testing in other departments in order to be eligible for advancement. For example, the Company provides compensation incentives to its garden and nursery employees to become certified California Nurserymen. This certification, awarded by the California Association of Nurserymen, is based on completing 3,120 hours of relevant work experience and passing a test which displays proficiency in plant identification, landscape design and insect and weed control. As of January 30, 1994, the Company employed 36 certified California Nurserymen. In addition, Orchard provides its customers with the following value-added services which the Company believes create high customer loyalty.

     PICK-UP STATIONS. All Orchard stores operate convenient pick-up stations for hard-to-handle items. A customer may purchase oversized items by simply taking a pull-tag located at the product display rack within the store, checking out at the register and driving to the pick-up station, where an Orchard employee loads the product into the customer's vehicle.

     OSH CREDIT CARD. Orchard offers a proprietary credit card to its retail and commercial customers to build customer loyalty. The Company had an average of 37,200 active accounts in fiscal 1993, which comprised approximately 14.6% of the Company's sales in that year. Approximately 83.7% of those credit card sales were attributable to commercial customers. The Company also offers its commercial customers added services such as the ability to selectively restrict their employee purchases and detailed descriptions of all purchases on a monthly basis.

     "HOW-TO" FAIRS. The Company conducts two annual "how-to" fairs in its existing market areas in Northern and Central California. These fairs are designed to provide customers with do-it-yourself ("DIY") information through vendor booths and specialized classes. Management estimates that its Santa Clara County "how-to" fair in February 1994, which featured Norm Abrams from "This Old House" and "The New Yankee Workshop" shown on PBS, attracted approximately 150,000 people.

     ZIP SERVICE. Orchard offers added convenience and fast pick-up through its "ZIP" service for commercial customers, which enables them to place orders over the phone and have them pre-assembled for immediate pick-up at no additional charge.

     CUSTOM CUTTING. Orchard will custom cut to a customer's specifications products such as pipe, electrical wire, shade cloth, rope, chain, tubing and screening.

     EAGER BEAVER ENGINE SHOP. Orchard offers customers repair and maintenance service for power driven equipment such as lawn mowers, chain saws and edgers through its factory authorized service facility located at its Tracy, California distribution center. Customers can drop off the equipment to be repaired at their local Orchard store and pick it up typically within seven days.

     CONVENIENT, WELL ORGANIZED STORES. To encourage ease of shopping, Orchard's stores are designed in a conventional supermarket format with low profile shelving as opposed to warehouse racking. This allows customers to view the entire store upon entering in order to easily and quickly find the products they need. Every store is organized so that related departments are located adjacent to one another, and most SKUs are displayed according to centrally developed plan-o-grams designed to optimize space utilization. Product labels and descriptive signs assist customers in easy identification of merchandise, and efficient check-out stations minimize customer lines at the cash register. The Company's stores follow a standard merchandise layout and maintain a consistent appearance. In addition, all stores have ample parking facilities and wide aisles. These features provide customers with an attractive shopping environment and the ability to get in and out of the store quickly.

     VALUE PRICING. The Company provides the customer with value through a combination of broad merchandise selection, outstanding service, convenient, well organized stores and fair everyday pricing. Fair everyday pricing entails competitive pricing on high visibility, high volume products and higher margins on other products which in many cases are not carried by competitors. In addition, the Company seeks to increase its margins by concentrating on non-commodity products and through the selective use of private label merchandise and in-house repackaging of bulk shipments into smaller, more profitable unit counts.

     This strategy of providing value, together with the Company's broad market presence achieved by operating more stores than any of its competitors within its markets, has resulted in strong name identification in its Northern and Central California markets. Management believes that the average customer purchase is approximately $17.

EXPANSION STRATEGY

     The Company's expansion strategy is to increase market share in existing markets and to open stores in attractive new markets. Building on its current 43 store base, the Company intends to open 14 stores in fiscal 1994, including the nine Expansion stores, six of which will be located in metropolitan Los Angeles. The remaining five new stores for fiscal 1994 will be located in Northern and Central California. Management believes that the metropolitan Los Angeles market, which is one of the largest DIY markets in the United States, presents an attractive opportunity for the broad selection, high service Orchard format, particularly in light of the recent liquidation of the Builders Emporium chain which operated approximately 40 DIY stores in metropolitan Los Angeles. In fiscal year 1995, the Company plans to open five to ten new stores, the majority of which are expected to be in metropolitan Los Angeles. The Company believes it has the potential to expand to a total of 70 stores in Northern and Central California and 45 stores in metropolitan Los Angeles and Orange County.

     Consistent with this expansion strategy, on November 9, 1993 the Company announced its plans to acquire nine former Builders Emporium store sites. The Company completed the acquisition of six of these sites (Pasadena, Burbank, Van Nuys and Hollywood in metropolitan Los Angeles, and Pismo Beach and Redding in Central and Northern California, respectively) on November 16, 1993 and completed the acquisition of the remaining three sites (South Pasadena and West Los Angeles in metropolitan Los Angeles and Goleta in the Santa Barbara area) on December 22, 1993. All nine Expansion stores will be converted into the Orchard format and are expected to open by the end of the second quarter of fiscal 1994. Three of the new stores (Van Nuys, Hollywood and Pismo Beach) are owned, and the remainder are leased.

     The $19.7 million purchase price for the nine Expansion store sites was financed through $18.7 million in additional borrowings under the Financing Agreement and the assumption of $1.0 million in outstanding mortgage debt. A portion of the proceeds of the sale of the Notes was used to refinance the additional borrowings under the Financing Agreement and to finance the $35.0 million additional investment required to open the Expansion stores.

     The Expansion store sites are proven retail hardware locations and include seven of the top eight sales volume stores in the Builders Emporium chain. The Company has in the past successfully converted former Builders Emporium stores to the Orchard format. Based on the historical sales volume in the Expansion stores, management believes that the stores located in metropolitan Los Angeles will have average mature store sales in excess of the average mature store sales of the Company's existing stores. Six of the Expansion store sites also provide a unique opportunity to enter the metropolitan Los Angeles market with immediate market presence. However, because the Los Angeles media market is more expensive than the Northern and Central California market and Orchard will initially lack the store concentration it enjoys in its existing markets, the Company's advertising and marketing expenses will increase as a percent of sales. The Company expects to execute its standard print advertising campaign in metropolitan Los Angeles, but will initially make only limited use of electronic media.

     The Company expects to service all the acquired Expansion stores in metropolitan Los Angeles and Goleta from its warehouse and distribution center located in Tracy, California using an independent common carrier. Due to the distance of the Los Angeles metropolitan market from the Tracy warehouse, management expects transportation expenses as a percent of sales for these Expansion stores to be higher than its other stores. The Company expects to open an additional warehouse to service the metropolitan Los Angeles stores after approximately 15 stores are open in that area.

     In order to achieve the desired economies in distribution and advertising and to establish critical market presence, management believes it is necessary to open more stores in metropolitan Los Angeles in addition to the six Expansion stores. Entering into a new market area, particularly one as large and complex as Los Angeles, presents significant risks to the Company.

1994 STORE OPENING SCHEDULE*


                                                                  INTERIOR AND
                                      ANTICIPATED FISCAL 1994   EXTERIOR SELLING
     STORE LOCATIONS                          OPENING              SQ. FOOTAGE
     -------------------------------  -----------------------   ----------------
     Pismo Beach++ . . . . . . . . .  First Quarter                  33,675
     Van Nuys+ . . . . . . . . . . .  Second Quarter                 37,772
     Burbank+. . . . . . . . . . . .  Second Quarter                 47,530
     Hollywood+. . . . . . . . . . .  Second Quarter                 30,834
     Pasadena+ . . . . . . . . . . .  Second Quarter                 44,595
     West Los Angeles+ . . . . . . .  Second Quarter                 30,607
     South Pasadena+ . . . . . . . .  Second Quarter                 37,018
     Goleta++. . . . . . . . . . . .  Second Quarter                 34,359
     Redding++ . . . . . . . . . . .  Second Quarter                 34,052



     Sonora. . . . . . . . . . . . .  Second Quarter                 44,575
     Merced. . . . . . . . . . . . .  Second Quarter                 40,277
     Petaluma. . . . . . . . . . . .  Second Quarter                 40,797
     Foster City . . . . . . . . . .  Third or Fourth Quarter        39,414
     Hanford . . . . . . . . . . . .  Third or Fourth Quarter        40,542

______________
 * This schedule represents management's current estimate with respect to anticipated store openings; however, there is no assurance that the Company will be able to achieve its expansion plan, including the 1994 store openings detailed above, or that the new stores will be profitable.
 +   Metropolitan Los Angeles Expansion store location.
++   Expansion store location.

COMPETITION

     The Company competes with warehouse home center chains, traditional home improvement centers and local independent retailers, including neighborhood hardware stores and garden and nursery centers. Management believes that the Company's "fix-it" orientation, broad merchandise selection, convenient locations, value-added services and high name recognition in Northern and Central California distinguish it from its competitors, including larger warehouse home center chains and independent hardware stores.

     Management believes that the warehouse home center chains, including HomeBase and Home Depot, are its primary competitors. Since 1984 when the first warehouse home center was opened in Orchard's markets, HomeBase and Home Depot have opened and currently operate 13 and 21 stores, respectively, in the Company's Northern and Central California markets. As of January 30, 1994, the Company estimates that 32 Orchard stores faced competition from warehouse operators. Despite this warehouse competition, the Company's operating income has increased from $14.6 million in fiscal 1988 to $21.7 million in fiscal 1993. The Company believes Home Depot will open two to four stores in fiscal 1994 in the Company's Northern and Central California markets.
HomeBase is expected to open one store in the first quarter of calendar year 1994. Management believes this is the only store opening in the Company's Northern and Central California markets announced by HomeBase since 1991. If the anticipated Home Depot and HomeBase store openings occur and the Company's fiscal 1994 expansion plan takes place on schedule, then following fiscal 1994, HomeBase and Home Depot will operate 38 stores in the Company's Northern and Central California markets and 34 Orchard stores will face competition from warehouse competitors in these markets.

     Management believes that the competitive situation in metropolitan Los Angeles is substantially similar to the highly competitive environment of Orchard's existing Northern and Central California markets. Management believes that HomeBase and Home Depot currently operate approximately 12 and 17 stores, respectively, in metropolitan Los Angeles and that three of the six metropolitan Los Angeles Expansion stores will be in direct competition with two HomeBase stores and two Home Depot stores.

ADVERTISING AND MARKETING

     Consistent with its emphasis on building a concentrated market presence, Orchard utilizes advertising and marketing campaigns across three major media categories: newspaper, circulars and broadcasting. These campaigns are currently centered around Easter, Memorial Day, July 4th, Labor Day and Christmas. The Company uses a significant portion of its advertising and marketing allowance, which it obtains from vendors that participate in the Company's cooperative advertising program, to offset the costs of these campaigns, particularly television advertising expenses. Cooperative advertising is the rebate received by the Company from a merchandise vendor in return for featuring that vendor's product in the Company's advertising media. The Company also maximizes the efficiency of its advertising program in its markets by spreading these costs over a large number of stores contained in a concentrated geographical area. In addition to the seasonal advertising campaigns, Orchard regularly places newspaper ads and circulars in its markets and conducts an institutional image-building television and radio campaign. Another major part of the Company's advertising program is its "how-to" fairs which are held annually in two of the Company's major markets. Each fair attracts approximately 150,000 potential customers and over

350 vendors, which purchase booths where they perform product demonstrations and distribute discount coupons which are redeemable only at Orchard stores.

     The Los Angeles media market is more expensive than Northern and Central California, and Orchard will initially lack the store concentration it enjoys in its existing markets. Accordingly, the Company expects to experience an increase in marketing costs as a percentage of sales as a result of its fiscal 1994 openings in metropolitan Los Angeles. The Company expects to execute its standard print advertising campaign in the Los Angeles market, but will initially make only limited use of electronic media. As a new entrant into a large and complex advertising market, there can be no assurances that the Company will be able to achieve the same level of name recognition as in its current Northern and Central California markets.

PURCHASING

     Orchard's computerized point-of-sale systems automatically generate store merchandise orders and track inventory by SKU. The majority of Orchard's merchandise is purchased directly from the manufacturer and is shipped to the Company's central warehouse located in Tracy, California. Orchard stores have no significant storage space and rely on the warehouse for a majority of their merchandise. The merchandising department controls inventory flow through a purchase order management ("POM") system which tracks SKU levels and generates reorder quantities for replenishment. This warehouse facility stocks approximately 25,000 SKUs, accounting for approximately 70% of the total dollar sales. Of the remaining 30% of the total dollar sales of the stores, 3% is obtained through pool consolidation orders, which are received at the warehouse and immediately shipped to the individual stores, and 27% is obtained through direct shipments from distributors and manufacturers to the stores. Orchard buys goods from approximately 1,000 different vendors. The Company's top 10 suppliers account for less than 18% of its total purchases, with no single supplier accounting for more than 6% of the total. As its expansion rate increases in fiscal 1994, the Company expects to benefit from greater volume discounts created by growing sales volume generated by new stores.

DISTRIBUTION

     Orchard's new warehouse facility, which commenced operations in February 1992, was designed to improve the in-stock position in the Company's stores by increasing the amount of warehouse delivered merchandise versus vendor delivered merchandise, improving inventory management and leveraging the Company's fixed cost structure as it expands its store base. The 350,000 square foot warehouse facility is situated on approximately 28.5 acres of land in Tracy, California and replaced the Company's warehouse located in San Jose, California, which was reaching its full capacity. The centrally located warehouse is within a one day round trip (approximately a 300 mile radius) of each Northern and Central California store. Management estimates that the new warehouse will be able to support, with additional shifts, at least 68 stores. The building was designed to be expanded by approximately 100,000 square feet at an estimated cost of $2.5 million. The warehouse allows the Company to continue with its store expansion plans and maintain its ability to process and deliver orders within 24 hours, thereby ensuring high in-stock levels (98% on average). By removing the need for in-store storage space, Orchard maximizes the selling space available in its stores and reduces overall inventory requirements, thereby increasing Orchard's high in-stock position.

     Metropolitan Los Angeles is approximately 350 miles from the Company's distribution center, which will result in significantly higher transportation costs than in its current Northern and Central California markets. Management expects to outsource the delivery of merchandise to the new stores south of Santa Maria by use of an independent common carrier. As a result, management expects transportation expenses as a percent of sales to be approximately 1.3% higher for the metropolitan Los Angeles stores. The Company plans to process orders from its metropolitan Los Angeles stores within 24 hours. The Company expects to open an additional warehouse to service the metropolitan
Los Angeles stores after approximately 15 stores are open in that area. While the additional warehouse will reduce transportation costs, it will initially have a higher operating cost than the existing warehouse in Tracy, California. These costs as a percentage of sales will be reduced as more stores are opened in the metropolitan Los Angeles and Orange County markets.

     As of January 30, 1994, Orchard operated a fleet of 29 tractors and 128 trailers, which are driven and maintained by a non-union work force. The Company will be required to expand its fleet of tractors and trailers when it opens a new distribution center in metropolitan Los Angeles.

OPERATIONS

     Orchard manages its operations on a centralized basis. Its headquarters staff is responsible for all pricing, purchasing, advertising and promotional programs, new site selection and administrative functions such as accounting, payroll and management information systems. The Company's stores are operated by store managers who report to one of six district managers, five for the Northern and Central California regions and one who will be responsible for metropolitan Los Angeles. Orchard's store managers, who average in excess of 10 years of service with the Company, are responsible for day-to-day store operations, subject to operating procedures established at headquarters.

     The Company expects to add an average of approximately 108 clerical and 17 management workers to staff each Expansion store. All management employees will undergo a 12 week training program and all other employees will undergo an eight week training program prior to the Expansion store openings.

     Orchard stores are open seven days a week. Depending on the size and sales volume of the facility, the total number of personnel per store varies from 57 to 130, 25 to 49 of whom are full-time employees. A typical store is staffed with a store manager, one first assistant manager, three assistant managers and 12 department managers.

MANAGEMENT INFORMATION SYSTEMS

     Orchard's information systems have been designed and developed to sustain growth through increased productivity and address a wide range of functions that include sales analysis, merchandise ordering and processing, merchandise management and presentation, management of human resources and financial management. The Company's management is provided with concise relevant information on performance that includes the daily individual store and department information necessary for financial and merchandising decisions and periodic results reporting for strategic planning and analysis.

     Sales analysis reporting includes daily and periodic store sales results detailed by department, classification and SKU movement. Merchandise ordering is supported by the POM system which employs forecasting to calculate item suggested order quantities for warehouse inventory replenishment. Purchase orders are reviewed or created on-line and are electronically transmitted to suppliers that participate in the hardware industry's "Eagle" Electronic Data Interchange ("EDI") system. Price change control is an integral part of the POM system.

     The Store Order system is tightly coupled with the POM system and processes daily transmitted store orders and produces warehouse pick tickets, shipping manifests, "pool" (cross dock) distribution reports and productivity reports. On-line capability of the system provides the warehouse with real-time inventory data such as purchase order receiving, processing manifest exceptions and updating inventory levels. This system is linked to the Retail Stock Ledger financial system for store accounting.

     The Point-of-Sale system is a fully integrated store sales, credit, inventory and data collection system. The system provides automatic price look-up and Orchard and bank card credit authorization at point-of-sale; sales audit reporting; advertised item reporting; item sales performance and history; daily computer review; and forecast and order generation of all warehouse replenished items as well as suggested order quantities for items ordered directly from vendors. The system provides improved customer service, reduces store operating expense and provides disciplined inventory management. The Company currently has bar code scanning capabilities in all of its stores and plans to install a new UNIX based point-of-sale system in fiscal 1994.

     Financial management is addressed by the retail stock ledger, accounts payable, general ledger, fixed assets, bank card transmission, accounts receivable and credit systems. These systems are traditional retail financial control and operational systems with the exception of having on-line capability wherever feasible in order to enhance productivity.

     Management believes its systems are excellent and a key component to the Company's ability to evaluate and respond to its markets and customers.

EMPLOYEES

     As of January 30, 1994, Orchard had 3,878 total employees of whom 2,009 were full time.

     Management believes that its relationship with its employees is good. The Company has never experienced a material interruption of business caused by labor disputes. All of Orchard's employees are non-union.


ITEM 2.   PROPERTIES.

     Of the Company's 43 stores, eight are owned and 35 are leased under long-term ground or building arrangements with various renewal options. All of these 35 leases are scheduled to expire after 2000 (including options to renew). See Note 4 to Consolidated Financial Statements.

     Orchard completed the acquisition of six former Builders Emporium stores on November 16, 1993 and the acquisition of three former Builders Emporium stores on December 22, 1993. Six of these stores are located in metropolitan Los Angeles (Pasadena, South Pasadena, Burbank, Van Nuys, Hollywood and West Los Angeles) and three of these stores are in new single-store markets previously targeted for entry (Redding, Goleta and Pismo Beach). Orchard purchased three of these stores (Van Nuys, Hollywood and Pismo Beach) and is leasing the remainder. All but one of the Expansion store leases will expire after 2000 (including options to renew).

     The Company owns its 350,000 square foot warehouse which is located on
28.5 acres (including acreage reserved for warehouse expansion) in Tracy, California. The Company also owns its former San Jose warehouse which consists of several buildings totalling 282,000 square feet located on 17.4 acres. The Company has listed this facility for sale at an asking price of $5.9 million and, in the alternative, is seeking to enter into a long-term lease. The Company has also listed 11 acres it owns adjacent to its distribution center in Tracy, California for $1.0 million.

     The Company's corporate offices are located in a 75,761 square foot building of which the Company leases 58,180 square feet. The Company's lease terminates in November 1999, subject to the Company's option to renew the lease for a five-year term at 90% of the market rate at the time of renewal. In addition, the Company has a right of first refusal to lease the remaining space in 1997, or earlier in the event that the space is vacated by the current tenant. The Company believes that the facility is adequate for its present needs and that the adjacent property subject to the right of first refusal will be available to accommodate further expansion if needed.


ITEM 3.   LEGAL PROCEEDINGS.

     There are no material legal proceedings pending or, to the knowledge of management of the Company, threatened against the Company.


ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Orchard Holding's Common Stock began trading in the over-the-counter market on March 31, 1993 upon completion of the Initial Public Offering and is quoted on the National Association of Securities Dealers Automated Quotations System ("Nasdaq") National Market under the symbol OSHC. The quarterly high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market during fiscal 1993 and the first quarter of fiscal 1994 are as follows:


   1993
                                                            High         Low
                                                           -------     -------
         First quarter (from March 31, 1993) . . . . . .   $14 1/4     $12 1/2
         Second quarter. . . . . . . . . . . . . . . . .   $13 3/4     $11 1/2
         Third quarter . . . . . . . . . . . . . . . . .   $16         $12 3/4
         Fourth quarter. . . . . . . . . . . . . . . . .   $17 1/2     $12

   1994

         First quarter (through March 15, 1994). . . . .   $15 1/2     $13 3/4

     As of March 31, 1994, the number of stockholders of record of the Company's Common Stock was 293.

     Orchard Holding has not declared or paid cash dividends to its holders of Common Stock. Orchard Holding anticipates that all earnings in the near future will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. Declaration of dividends on the Common Stock will depend, among other things, upon levels of indebtedness, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions. The agreements governing Orchard Supply's indebtedness contain provisions which prohibit Orchard Holding from paying dividends on its Common Stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below has been derived from the historical consolidated financial statements of the Predecessor Company and of the Company, except store data. The selected consolidated financial data for the four-month period ended May 27, 1989, the eight-month period ended January 28, 1990, and the years ended January 27, 1991, January 26, 1992, January 31, 1993 and January 30, 1994 have been derived from financial statements which were audited by Arthur Andersen & Co., independent public accountants.

     The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.



                                    Predecessor
                                      Company                                  The Company(1)
                                    -----------    -----------------------------------------------------------------------

                                       Four           Eight
                                      Months         Months                              Year Ended
                                       Ended          Ended       --------------------------------------------------------
                                      May 27,      January 28,    January 27,    January 26,    January 31,    January 30,
                                       1989           1990           1991           1992           1993           1994
                                    (17 weeks)     (35 weeks)     (52 weeks)     (52 weeks)     (53 weeks)     (52 weeks)
                                    -----------    ----------     -----------    -----------    -----------    -----------
                                                                       (In thousands, except per share and store data)
INCOME STATEMENT DATA:
Sales. . . . . . . . . . . . . . .    $91,757       $194,759       $299,924       $308,562       $346,158       $365,077
Cost of goods sold(2)(3) . . . . .     60,311        141,925        191,815        199,052        224,599        234,326
                                    -----------    ----------     -----------    -----------    -----------    -----------
  Gross margin . . . . . . . . . .     31,446         52,834        108,109        109,510        121,559        130,751
Operating expenses(2). . . . . . .     25,261         57,411         88,444         91,296         99,944        106,802
Pre-opening expenses . . . . . . .        177            869            579          1,192            924          2,221
                                    -----------    ----------     -----------    -----------    -----------    -----------
  Operating income (loss). . . . .      6,008         (5,446)        19,086         17,022         20,691         21,728
Write-down in carrying amount of
  asset held for disposal. . . . .        --             --             --             --           2,007            --
Interest expense(4). . . . . . . .         99         10,658         15,160         14,773         16,725         11,563
Write-off of deferred financing
  charges. . . . . . . . . . . . .        --           2,157            --             --             --             --
                                    -----------    ----------     -----------    -----------    -----------    -----------
  Income (loss) before provision
    for income taxes . . . . . . .      5,909        (18,261)         3,926          2,249          1,959         10,165
Provision for income taxes . . . .      2,447            --           1,667            971            866            --
                                    -----------    ----------     -----------    -----------    -----------    -----------
  Income (loss) before
    extraordinary items(5) . . . .      3,462        (18,261)         2,259          1,278          1,093         10,165
Extraordinary items(5) . . . . . .        --             --           1,667            971           (200)        (9,318)
                                    -----------    ----------     -----------    -----------    -----------    -----------
  Net income (loss). . . . . . . .     $3,462        (18,261)         3,926          2,249            893            847
                                    -----------
                                    -----------
Preferred stock dividends(6) . . .                     1,780          3,046          3,446          4,208            814
                                                   ----------     -----------    -----------    -----------    -----------
  Net income (loss) available to
    common stock . . . . . . . . .                  $(20,041)          $880        $(1,197)       $(3,315)           $33
                                                   ----------     -----------    -----------    -----------    -----------
                                                   ----------     -----------    -----------    -----------    -----------

Net income (loss) per common and
  equivalent share(7). . . . . . .                   $(16.16)         $0.71         $(0.96)        $(2.68)         $0.01
Weighted average number of common and
  equivalent shares(7) . . . . . .                     1,240          1,242          1,242          1,238          5,951


OTHER DATA:
Comparable store sales growth. . .        5.2%           8.8%           1.9%          (1.3)%          5.3%           2.0%
Number of stores (at end of period)        31             33             34             37             39             43
BALANCE SHEET DATA:
Working capital. . . . . . . . . .    $35,082        $32,227        $34,090        $44,649        $52,274        $94,996
Total assets . . . . . . . . . . .    153,242        165,215        175,549        198,463        197,996        309,735
Long-term debt and capital leases.      2,684        109,056        111,648        125,892        130,374        156,273
Stockholders' equity . . . . . . .    112,940          7,499         11,432         13,628         14,848         61,827


                                                    SEE NOTES ON FOLLOWING PAGE.




_______________
(1) On May 27, 1989, the Company acquired substantially all of the assets and assumed certain liabilities of the Predecessor Company from Wickes in the 1989 Transaction which was accounted for as a purchase transaction.
(2) The Predecessor Company incurred certain expenses for legal services, audit and tax services and employee benefits administration which were paid by Wickes prior to the 1989 Transaction. In addition, increases in real estate taxes and insurance expenses have occurred as a result of the 1989 Transaction. These expenses, which are estimated by management to be approximately $0.6 million annually, are not reflected in the historical financial information prior to May 27, 1989 set forth herein, but are included in the historical financial statements for subsequent periods. Operating results for all periods subsequent to the 1989 Transaction include charges associated with the purchase accounting adjustments recorded as a result of the 1989 Transaction. These charges include the amortization of goodwill and other intangible assets, the income effect related to the initial carrying value of inventories and increased depreciation resulting from the adjustment of the carrying values of depreciable property to estimated fair values at the acquisition dates.
(3) In the 1989 Transaction, the Company allocated the purchase price of the acquired assets and liabilities to reflect their relative fair market values. In connection with the allocation, the Company valued its inventories at amounts equal to selling prices less a reasonable profit allowance for selling efforts, which resulted in an inventory valuation which exceeded the pre-acquisition basis in the Company's inventory by $16.7 million. The carrying amount of inventory as of the acquisition date has been charged to cost of goods sold during the eight-month period ended January 28, 1990.
(4) Data includes non-cash amortization of deferred financing costs and original issue discount related to debt incurred in the 1989 Transaction and subsequent refinancings.
(5) Extraordinary items include losses on the extinguishment of debt of $0.6 million and $9.3 million in the years ended January 31, 1993 and January 30, 1994, respectively, and benefits from the realization of net operating loss carryforwards of $1.7 million, $1.0 million and $0.4 million in the years ended January 29, 1991, January 26, 1992 and January 31, 1993, respectively.
(6) Preferred stock dividends reflect dividends earned on the Series A Preferred Stock prior to the Reclassification which occurred in April 1993. Prior to April 1993, no preferred stock dividends had been declared. In April 1993, all previously earned dividends were declared and paid. The payment consisted of a cash payment of $2.5 million and the settlement of the remaining dividends through the issuance of additional shares of Series A Preferred Stock. The shares of Series A Preferred Stock were then converted into shares of Common Stock pursuant to the Reclassification. In addition, preferred stock dividend requirements of $1.2 million annually are applicable as a result of the Preferred Stock Offering.
(7) See Note 2 to Consolidated Financial Statements for information regarding the calculation of per share data.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K.

GENERAL

     The first Orchard Supply Hardware Store was opened by 30 Santa Clara Valley orchardists in 1931 as a farmers' cooperative. In May 1989, the Company acquired certain assets and liabilities of the Predecessor Company in a transaction organized by FS&Co. and since that transaction, the Company's store base has increased from 31 to 43 stores. In April 1993, the Company completed its initial public offering of 3,800,000 shares of Common Stock and immediately thereafter reclassified its Series A Preferred Stock into Common Stock. The Company completed the acquisition of six former Builders Emporium store sites (Pasadena, Burbank, Van Nuys and Hollywood in metropolitan
Los Angeles, and Pismo Beach and Redding in Central and Northern California, respectively) on November 16, 1993 and completed the acquisition of the three other sites (South Pasadena and West Los Angeles in metropolitan Los Angeles and Goleta in the Santa Barbara area) on December 22, 1993.

     The Company has incurred substantial pre-opening expenses in connection with opening the nine Expansion store sites and is expected to incur additional pre-opening expenses of approximately $6.3 million in fiscal 1994. The Company anticipates these new stores will be opened by the end of the second quarter of fiscal 1994. These pre-opening expenses, which consist principally of store merchandising and stocking expenses, personnel recruitment and training costs and grand-opening advertising and promotional expenses, commenced in the fourth quarter of fiscal 1993 and will continue until the stores have opened. Although it is difficult to precisely forecast the timing of incurrence, the Company expects that the most significant impact of these pre-opening expenditures on net income will be experienced in the first quarter of fiscal 1994.

     As the Company accelerates its new store opening program, operating expenses as a percent of sales for the new stores will initially be higher, adversely affecting overall operating margins until these new stores achieve sales maturity. In addition, the Company expects that it will generally experience higher marketing, distribution and occupancy costs in its new stores in the metropolitan Los Angeles market. The Company believes, however, that these higher expenses will be offset by higher sales at these stores than are typical of mature Orchard stores in Northern and Central California. The Company expects that the impact of these factors will be to reduce operating margins in fiscal 1994 and thereafter so long as the Company continues to open a large number of stores relative to its existing store base.

     The Company applied the net proceeds from the Preferred Stock Offering to redeem the outstanding 14.5% Subordinated Notes at their stated redemption price of 107.25% of the principal amount thereof. The Company used the net proceeds of the Notes Offering to redeem the Old Senior Notes and to repay $20.0 million in additional borrowings under the Financing Agreement used to purchase the Expansion sites. These early retirements of debt gave rise to extraordinary charges of $1.9 million, $2.0 million and $0.2 million, respectively, during the fourth quarter of fiscal 1993.

     The Company's results of operations exhibit some measure of seasonality. During the three years ended January 30, 1994, approximately 28% of the Company's annual sales and approximately 37% to 43% of its annual operating income were generated in the second fiscal quarter. This is due primarily to increased sales of garden, nursery and related products during this quarter, which is the beginning of the spring/summer gardening season. Conversely, during the three years ended January 30, 1994, approximately 24% of the Company's annual sales and approximately 13% to 18% of its annual operating income were generated in the fourth fiscal quarter, due primarily to decreased sales of garden, nursery and related products during this quarter.

     As a consequence of the Company's high leverage, the percentage variance of the Company's net income from period to period has been and may continue to be magnified. Therefore, relatively small increases in expenses such as interest expense have resulted and will continue to result in substantial percentage decreases in net income.

     The following table sets forth selected results of operations as percentages of sales for the periods indicated:


                                                                Year Ended(1)
                                          ---------------------------------------------------------
                                          January 27,    January 26,     January 31,    January 30,
                                             1991           1992            1993           1994
                                          -----------    -----------     -----------    -----------
Sales. . . . . . . . . . . . . . . . . .     100.0%        100.0%           100.0%         100.0%
Gross Margin . . . . . . . . . . . . . .      36.0          35.5             35.1           35.8
Selling general and
  administrative expenses. . . . . . . .      29.5          29.6             28.9           29.3
Pre-opening expenses . . . . . . . . . .       0.2           0.4              0.3            0.6
                                             -----         -----            -----          -----
Operating income . . . . . . . . . . . .       6.4           5.5              6.0            6.0

Write-down of asset
  held for disposal  . . . . . . . . . .       --            --               0.6            --
Interest expense . . . . . . . . . . . .       5.1           4.8              4.8            3.2
                                             -----         -----            -----          -----
Income (loss) before provision
  for income taxes and
  extraordinary items. . . . . . . . . .       1.3           0.7              0.6            2.8
Income tax provision . . . . . . . . . .       0.6           0.3              0.3            --
                                             -----         -----            -----          -----
Income before extraordinary
  items. . . . . . . . . . . . . . . . .       0.8           0.4              0.3            2.8
Extraordinary items. . . . . . . . . . .       0.6           0.3             (0.1)          (2.6)
                                             -----         -----            -----          -----
Net income (loss). . . . . . . . . . . .       1.3%          0.7%             0.3%           0.2%
                                             -----         -----            -----          -----
                                             -----         -----            -----          -----


__________________
(1)  Amounts may not total due to rounding.


RESULTS OF OPERATIONS

     52 WEEKS ENDED JANUARY 30, 1994 (FISCAL 1993) COMPARED TO 53 WEEKS ENDED JANUARY 31, 1993 (FISCAL 1992).

     Sales for the 52 weeks ended January 30, 1994 increased to $365.1 million from $346.2 million for the 53 weeks ended January 31, 1993. The increase of 5.5% would have been 7.1% if calculated on a comparable 52-week period. This sales increase is due in part to the opening of four new stores during fiscal 1993. Fiscal 1993 comparable store sales increased by 2.0% for an equivalent 52-week period. Sales of fiscal 1993 were negatively impacted by continued sluggishness of the California economy as well as the opening during the year of seven new warehouse home center stores by the Company's competitors which impacted nine Orchard stores.

     Gross margin increased from $121.6 million in fiscal 1992 to $130.8 million in fiscal 1993. As a percentage of sales, gross margin increased from 35.1% for fiscal 1992 to 35.8% for fiscal 1993. The increase in gross margin percentage resulted primarily from an increase in purchase markup of 0.7%, due mainly to a reduction in the cost of merchandise made possible by the Company's new warehouse which opened in February 1992. Other favorable factors including improved inventory shrinkage of 0.2% and reduced permanent markdowns of 0.1% were offset by higher promotional markdowns of 0.3%.

     Selling, general and administrative expenses for fiscal 1993 were 29.3% of sales compare with 28.9% of sales for fiscal 1992, an increase of 0.4%. This increase was attributable mainly to the impact on payroll and occupancy costs of the four new stores opened during the past year.

     Pre-opening expenses are expensed as incurred. For fiscal 1993, pre-opening expenses included $1.7 million related to the fiscal 1993 store openings and $0.5 million for the stores to be opened in fiscal 1994.

     Operating income for fiscal 1993 increased by $1.0 million to $21.7 million from $20.7 million in fiscal 1992, despite the impact of an additional $1.3 million of pre-opening costs in fiscal 1993 and a benefit of approximately $0.6 million resulting from the additional week in fiscal 1992.

     Interest expense decreased from $16.7 million for fiscal 1992 to $11.6 million for fiscal 1993, or a decrease of $5.1 million. This decrease is due primarily to the redemption of $44.7 million in aggregate principal amount of the 14.5% Subordinated Notes on April 30, 1993.

     The Company did not record a tax provision for fiscal 1993 as a result of the benefit of net operating loss carryforwards against which a valuation allowance has previously been provided. In prior years, the benefit of the net operating loss carryforwards was treated as an extraordinary item in accordance with APB Opinion No. 11. The Company's effective income tax rate for fiscal 1992 was 44.2%. See Note 8 to the Consolidated Financial Statements.

     The results of operations for fiscal 1993 include extraordinary charges of $9.3 million resulting from the early extinguishment of $44.7 million in aggregate principal amount of the 14.5% Subordinated Notes in April 1993 and the remaining $19.3 million of 14.5% Subordinated Notes and $30 million of the Old Senior Notes in February 1994. Fiscal 1992 had a write-off of $1.1 million for the early extinguishment of debt and an extraordinary credit of $0.9 million representing the income tax benefit from the realization of net operating loss carryforwards. Fiscal 1992 also included a pre-tax nonoperating write-down in the carrying amount of the Company's old warehouse in San Jose, California to reflect management's estimate of net realizable value.

     53 WEEKS ENDED JANUARY 31, 1993 (FISCAL 1992) COMPARED TO 52 WEEKS ENDED JANUARY 26, 1992 (FISCAL 1991).

     Sales increased from $308.6 million in fiscal 1991 to $346.2 million in fiscal 1992, an increase of $37.6 million or 12.2%. Approximately $5.4 million of the increase in sales or 1.8% is attributable to the additional week in fiscal 1992. The increase also reflects an increase of comparable store sales (those stores open for more than one year) of 5.3% from fiscal 1991 to fiscal 1992 (as adjusted to remove the effect of the additional week in fiscal 1992). Management believes that improved consumer confidence favorably impacted comparable store sales in December 1992 and January 1993. The Company's sales also benefitted from an increase in sales of garden and nursery products due to an easing of the water restrictions imposed during the six year drought in Northern and Central California. The remainder of the sales increase was attributable to the full year effect of the three new stores opened during fiscal 1991 and sales from two new stores opened during fiscal 1992. The increase in sales was accomplished despite the opening of three new warehouse home center stores by the Company's competitors which impacted five of the Company's stores.

     Gross margin increased $12.1 million from $109.5 million in fiscal 1991 to $121.6 million in fiscal 1992. Gross margin as a percentage of sales decreased from 35.5% in fiscal 1991 to 35.1% in fiscal 1992. The decrease in gross margin as a percentage of sales reflects an increase in warehouse costs of 0.4% of sales and an increase in inventory shrinkage of 0.3% of sales, which was offset by a reduction in permanent markdowns of 0.2% of sales due primarily to reduced Christmas and winter clearance markdowns and a 0.1% of sales improvement in purchase markons. Since a portion of warehouse costs is fixed, an increase in sales should reduce warehouse costs as a percentage of sales. Management believes that the increase in inventory shrinkage was caused in part by the recession experienced in the Company's markets. Orchard has acted to reduce inventory shrinkage by increasing its security staff, installing electronic theft devices and rearranging merchandise displays in stores with the highest inventory shrinkage.

     Selling, general and administrative expenses as a percentage of sales decreased from 29.6% in fiscal 1991 to 28.9% in fiscal 1992, a decrease of 0.7%. Tight payroll controls contributed to reducing store and administrative base payrolls by 0.6% of sales. In addition, fringe benefits were reduced by 0.3% of sales due primarily to improved workman's compensation and medical claims experience.

     Operating income increased $3.7 million from $17.0 million in fiscal 1991 to $20.7 million in fiscal 1992. Operating income as a percentage of sales increased from 5.5% in fiscal 1991 to 6.0% in fiscal 1992. The higher operating income in fiscal 1992 compared to fiscal 1991 principally reflects the decrease in selling, general and administrative and pre-opening expenses which was partially offset by the decrease in the Company's gross margin. The 53rd week in fiscal 1992 is estimated to have contributed an additional $0.6 million to the Company's operating income.

     Interest expense in fiscal 1992 was $16.7 million as compared to interest expense of $14.8 million in fiscal 1991. The increase of $1.9 million is primarily a result of interest incurred in connection with the financing of the Company's new warehouse facility and the higher interest on borrowings used to refinance Orchard Supply's senior credit facility. The Company capitalized the interest associated with the new warehouse until February 1992, when it began expensing such interest.

     The Company's effective income tax rates in fiscal 1991 and 1992 were 43.2% and 44.2%, respectively. See Note 8 to Consolidated Financial Statements.

     Net income decreased from $2.2 million in fiscal 1991 to $0.9 million in fiscal 1992. Net income for fiscal 1992 was adversely affected by a $2.0 million pre-tax nonoperating write-down in the carrying amount of the Company's old warehouse in San Jose, California to reflect management's estimate of its net realizable value. In addition, the Company's net income in fiscal 1992 was affected by extraordinary items consisting of a tax benefit relating to net operating loss carryforwards of $0.4 million offset by an extraordinary charge of $0.6 million relating to the early extinguishment of debt in connection with the refinancing of Orchard Supply's senior credit facility. Net income in fiscal 1991 was favorably impacted by an extraordinary tax benefit relating to net operating loss carryforwards of $1.0 million.

     52 WEEKS ENDED JANUARY 26, 1992 (FISCAL 1991) COMPARED TO 52 WEEKS ENDED JANUARY 27, 1991 (FISCAL 1990).

     Sales in fiscal 1991 were $308.6 million which represents an increase of 2.9% from the $299.9 million in sales in fiscal 1990. The increase was the result of revenue generated by three new stores and was offset in part by the 1.3% decrease in comparable store sales from fiscal 1991 to fiscal 1990. The Company believes that the Persian Gulf War, the sluggish economy in fiscal 1991, the California drought and inclement weather during the crucial start of the spring/summer gardening season (which hurt sales but did not relieve the drought) contributed to the decline in comparable store sales. The Company's sales results were also affected by the opening of four additional stores by the Company's warehouse home center competitors which impacted four Orchard stores.

     Gross margin as a percentage of sales decreased from 36.0% in fiscal 1990 to 35.5% in fiscal 1991, or a decrease of 0.5% of sales. The decrease was due primarily to an increase in inventory shrinkage of 0.4% of sales. To a lesser extent, increased markdowns also impacted gross margin in fiscal 1991. Such markdowns resulted from the discontinuation of certain product lines following the completion of remerchandising projects in the hardware department.

     Selling, general and administrative expenses increased from 29.5% of sales in fiscal 1990 to 29.6% of sales in fiscal 1991, or an increase of 0.1% of sales. The increase was due, in large part, to the opening of two more stores in fiscal 1991 than in fiscal 1990. See "--Liquidity and Capital Resources."

     Operating income decreased from $19.1 million in fiscal 1990 to $17.0 million in fiscal 1991 or a decrease of $2.1 million. Operating income as a percentage of sales decreased from 6.4% in fiscal 1990 to 5.5% in fiscal 1991. The decrease is due primarily to the decline in comparable store sales, the increase in inventory shrinkage and the increase in both selling, general and administrative and pre-opening expenses relating to the opening of two additional stores in fiscal 1991.

     Interest expense declined from $15.2 million in fiscal 1990 to $14.8 million in fiscal 1991, or a decrease of $0.4 million. The decrease resulted primarily from the lower effective interest rates on variable rate indebtedness under Orchard Supply's senior credit facility experienced in fiscal 1991 as compared to fiscal 1990.

     The Company reported provisions for income taxes of $1.7 million and $1.0 million, and its effective income tax rates were 42.5% and 43.2% for fiscal 1990 and fiscal 1991, respectively. See Note 10 to Consolidated Financial Statements.

     Net income decreased from $3.9 million in fiscal 1990 to $2.2 million in fiscal 1991, primarily as a result of the decrease in operating income which was partially offset by a reduction in interest expense. Extraordinary income tax benefits from net operating loss carryforwards of $1.7 million and $1.0 million are included in net income for fiscal 1990 and 1991, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program, and debt service on indebtedness incurred in connection with the 1989 Transaction and the subsequent refinancings thereof.

     Orchard Supply's funded debt obligations include (i) up to $20.0 million of revolving credit availability under the Financing Agreement (with an $8.0 million sublimit for guarantees of letters of credit) of which no borrowings and $5.8 million of guarantees of letters of credit were outstanding as of January 30, 1994, (ii) $21.3 million outstanding under a store mortgage facility, (iii) $13.7 million aggregate principal amount of warehouse mortgage notes, (iv) $1.0 million of store mortgages assumed in connection with the acquisition of a former Builders Emporium store site and (v) $100.0 million aggregate principal amount of Notes. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests and limitations on the Company's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. As of January 30, 1994, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments.

     On February 25, 1994, the Company used the net proceeds of the Preferred Stock Offering to redeem the remaining 14.5% Subordinated Notes at their stated redemption price of 107.25% of their principal amount, resulting in a call premium of $1.4 million which was paid with available cash from operations. The net proceeds from the Notes Offering were applied as follows: (i) $30.9 million to retire the Old Senior Notes at their stated redemption price of 103.0% of the principal amount thereof, (ii) $20.0 million to repay additional borrowings under the Financing Agreement used to finance the Expansion, (iii) $35.0 million to fund additional investments required to open the nine Expansion stores and
(iv) the remainder for general corporate purposes.

     The Company estimates that cash interest expense for borrowings for the fiscal years 1994, 1995 and 1996 will be approximately $13.9 million, $13.3 million and $13.1 million, respectively (assuming (i) the interest rate for borrowings under the Notes, the store mortgage facility, the warehouse mortgage notes and the Financing Agreement is 9.375%, 10.1%, 10.64%, and 7.5%, respectively, (ii) an average outstanding balance under the Financing Agreement of $0.8 million and (iii) only scheduled amortization payments on the warehouse mortgage notes and the store mortgage facility are made during this period). Aggregate scheduled principal repayments for fiscal 1994, 1995 and 1996 are $0.7 million, $1.7 million and $2.0 million, respectively. The Company's dividend requirements on the Preferred Stock are $1.2 million per year. The Company believes that funds from operations, together with borrowings under the Financing Agreement and financings through operating leases, will be adequate to fund the Company's operating requirements and capital expenditure program and meet its debt and dividend obligations through at least fiscal 2000.

     The Company's business strategy requires that it maintain broad product lines and large inventories, however, the effect of this strategy on working capital is somewhat minimized through the receipt of trade credit. The Company's working capital is also affected by accounts receivable arising from its proprietary credit card which had an average monthly balance for fiscal 1993 of $11.3 million. The Company will fund its working capital needs through a combination of funds from operations and borrowings under the Financing Agreement. The Financing Agreement permits borrowings based on percentages of the Company's eligible inventory and accounts receivable and is to be used for working capital and general corporate purposes. As of January 30, 1994, Orchard Supply had no outstanding borrowings and $5.8 million in letter of credit guarantees and had additional borrowing capacity under the Financing Agreement of $14.2 million. The Financing Agreement remains effective through October 29, 1995.

     Orchard Supply has historically financed its store capital expenditures (with the exception of the nine Expansion stores) through cash flow from operations and through operating leases. Total capital expenditures for fiscal years 1991, 1992 and 1993 were $19.7 million, $4.3 million and $36.0 million, respectively, which amounts include capital expenditures for the new warehouse facility for fiscal 1991 of $14.3 million and the purchase price of leasehold rights for the Expansion store sites of $6.5 million in fiscal 1993. Capital expenditures for the new warehouse were originally funded through borrowings under the former senior credit facility and were subsequently refinanced by the warehouse mortgage notes.

     In connection with Orchard's expansion plans, the Company anticipates capital expenditures of approximately $900,000 for furniture, fixtures and equipment for each new store opened, a portion of which may be leased under operating leases. The Company expects that pre-opening expenses for the nine Expansion stores (approximately $6.8 million in the aggregate) will average approximately $850,000 for the six metropolitan Los Angeles stores and $550,000 for the remaining stores. Net proceeds of $35.0 million from the Notes Offering were applied to fund additional investments required to open the nine Expansion stores. The Company expects that for its subsequent metropolitan Los Angeles stores, pre-opening expenses will average approximately $600,000 (compared to $450,000 in its Northern and Central California markets). The initial inventory requirement for new stores net of trade credit is estimated at $900,000 per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $500,000 to $1,200,000 per store. If the Company elects to purchase the real estate, the capital expenditure would range from approximately $2,500,000 for owned store improvements constructed on leased land to $4,000,000-$6,000,000 if the entire property were to be owned by the Company. The Company's capital expenditure plan for fiscal 1994 assumes three purchased stores, 10 leased stores and the construction of one store on a ground lease.

     The Company's three-year capital expenditure plan for fiscal 1994 through 1996 provides for annual capital expenditures of $19.4 million, $10.9 million to $12.8 million (depending on the actual number of stores opened during the period) and $13.5 million, respectively. The 1994 plan includes approximately $2.2 million for furniture, fixtures and equipment and $7.4 million for tenant improvements for all the Expansion stores combined. This capital expenditure plan includes the expenditures of approximately $2.0 million to $2.5 million annually for the maintenance of existing facilities. The remainder of the annual budgeted amounts will be used primarily for the opening of other planned new stores, including new store fixtures and leasehold improvements with respect to the new stores, and computer equipment. The Company has historically financed some of its equipment through operating leases, and expects to be able to procure such financings in the future. The inability of the Company to procure such financing for its capital expenditure program may have a negative impact on the ability of the Company to make capital expenditures.

     The Company believes that funds from operations, together with borrowings under the Financing Agreement and financings through operating leases, will be adequate to fund the Company's operating requirements and capital expenditure program and meet its debt and dividend obligations through at least fiscal 2000. Any material shortfalls of operating cash flow could require the Company to reduce its expansion plans.

     As a result of the Initial Public Offering, the Company's ability to utilize its Federal income tax net operating loss carryforwards may be limited. Accordingly, the income taxes currently payable by the Company may increase. See Note 8 to Consolidated Financial Statements.

EFFECT OF INFLATION

     The effect of inflation on the Company's results of operations has not been material in the periods discussed.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" in its fiscal year beginning February 1, 1993. The effect of the adoption was not material. See Note 8 to Consolidated Financial Statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.




                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1994 to be filed with the Securities and Exchange Commission within 120 days after January 30, 1994 and is incorporated herein by reference.


ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1994 to be filed with the Securities and Exchange Commission within 120 days after January 30, 1994 and is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1994 to be filed with the Securities and Exchange Commission within 120 days after January 30, 1994 and is incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 20, 1994 to be filed with the Securities and Exchange Commission within 120 days after January 30, 1994 and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                         PAGE
                                                                        NUMBER
     (a)(1)    INDEX TO FINANCIAL STATEMENTS:                           -------

               Report of Independent Public Accountants. . . . . . . .    F-1

               Consolidated Balance Sheets as of January 31, 1993
               and January 30, 1994. . . . . . . . . . . . . . . . . .    F-2

               Consolidated Statements of Operations - For the
               Fiscal years ended January 26, 1992, January 31,
               1993 and January 30, 1994 . . . . . . . . . . . . . . .    F-4

               Consolidated Statements of Stockholders' Equity -
               For the Fiscal years ended January 26, 1992,
               January 31, 1993 and January 30, 1994 . . . . . . . . .    F-5

               Consolidated Statements of Cash Flows - For the
               Fiscal years ended January 26, 1992, January 31,
               1993 and January 30, 1994 . . . . . . . . . . . . . . .    F-6

               Notes to Consolidated Financial Statements. . . . . . .    F-7

     (a)(2)    INDEX TO FINANCIAL STATEMENT SCHEDULES:

               Report of Independent Public Accountants. . . . . . . .    S-1

               Schedule III - Condensed Financial Information of
               Orchard Supply Hardware Corporation . . . . . . . . . .    S-2

               Schedule V - Property, Plant and Equipment. . . . . . .    S-5

               Schedule VI - Accumulated Depreciation and
               Amortization of Property, Plant and Equipment . . . . .    S-6

               Schedule VIII - Valuation and Qualifying Accounts . . .    S-7

               Schedule X - Supplementary Income Statement
               Information . . . . . . . . . . . . . . . . . . . . . .    S-8

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes hereto.

     (a)(3)    EXHIBITS

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K. In addition, following is a list of each executive compensation plan and arrangement required to be filed as an exhibit.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

   *(A) Orchard Holding Corporation Amended 1989 Employee Stock Subscription Plan dated May 23, 1989, as amended on August 7, 1989.

   *(B) Form of Stock Subscription Agreement by and between Orchard Holding Corporation and certain members of management who purchased shares of common stock of Orchard Holding Corporation for cash, with form of pledge agreement attached thereto as Exhibit A.

   *(C) Form of Stock Subscription Agreement by and between Orchard Holding Corporation and certain members of management who purchased shares of common stock of Orchard Holding Corporation for cash and promissory notes, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively.

   *(D) Orchard Holding Corporation Amended 1989 Nonqualified Stock Option Plan dated May 24, 1989, as amended on August 7, 1989.

   *(E) Form of Nonqualified Stock Option Agreement by and between Orchard Holding Corporation and certain members of management.

   *(F) Orchard Holding Corporation 1989 Nonqualified Performance Stock Option Plan dated May 24, 1989.

   *(G) Form of Nonqualified Performance Stock Option Agreement by and between Orchard Holding Corporation and certain members of management.

   *(H) Employment Agreement between Maynard Jenkins and Wickes Companies, Inc. dated January 1, 1989 (assumed by Orchard Supply Hardware Corporation).

   *(I) Orchard Holding Corporation Second Amended and Restated 1989 Employee Stock Subscription Plan dated May 23, 1989, as amended and restated on June 11, 1991.

   *(J) First Amendment to Employment Agreement dated January 1, 1989 between Orchard Supply Hardware Corporation and Maynard Jenkins.

   *(K) Form of Nonqualified Stock Option Agreement between Orchard Holding Corporation and Maynard Jenkins.

 ***(L) Orchard Supply Hardware Stores Corporation 1993 Non-Employee Directors Stock Option Plan dated July 26, 1993.

  **(M) Form of Nonqualified Stock Option Agreement by and between Orchard Supply Hardware Stores Corporation and certain non-employee directors (other than directors affiliated with Freeman Spogli & Co.).

  **(N) Orchard Supply Hardware Stores Corporation 1993 Stock Option Plan dated November 19, 1993.

  **(O) Form of Incentive Stock Option Agreement by and between Orchard Supply Hardware Stores Corporation and certain officers and key employees.

_______________
    * Filed as an exhibit to Registration Statement on Form S-4 (Registration No. 33-55190) on November 30, 1992.
   ** Filed with Registration Statement on Form S-1 (Registration No. 33-51437) on December 14, 1993.
  *** Filed with Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 33-51437) on December 29, 1993.

     (b)       REPORTS ON FORM 8-K

     None.

     (c)       EXHIBITS

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Date:  April 13, 1994


                                     Orchard Supply Hardware Stores Corporation




                                     By:  /s/  Stephen M. Hilberg
                                          ---------------------------------
                                          Stephen M. Hilberg
                                          Vice President-Finance and
                                          Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                         DATE
         ---------                       -----                         ----

    /s/ Maynard Jenkins       President, Chief Executive         April 13, 1994
- -------------------------     Officer and Director (Principal
      Maynard Jenkins         Executive Officer)

  /s/ Stephen M. Hilberg      Vice President-Finance, Chief      April 13, 1994
- -------------------------     Financial Officer and Director
    Stephen M. Hilberg        (Principal Financial Officer)

     /s/ Michael Seda         Controller (Principal Accounting   April 13,1994
- -------------------------     Officer)
       Michael Seda

  /s/ Bradford M. Freeman     Director                           April 13, 1994
- -------------------------
    Bradford M. Freeman

 /s/ J. Frederick Simmons     Director                           April 13, 1994
- -------------------------
    J. Frederick Simmon

   s/s/ Ronald P. Spogli      Director                           April 13, 1994
- -------------------------
     Ronald P. Spogli

  /s/ William M. Wardlaw      Director                           April 13, 1994
- -------------------------
    William M. Wardlaw

     /s/ Morton Godlas        Director                           April 13, 1994
- -------------------------
       Morton Godlas

   /s/ William E. Walsh       Director                           April 13, 1994
- -------------------------
     William E. Walsh

                         ORCHARD SUPPLY HARDWARE STORES
                         CORPORATION AND SUBSIDIARY

                         FINANCIAL STATEMENTS
                         AS OF JANUARY 30, 1994 AND JANUARY 31, 1993
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Orchard Supply Hardware Stores Corporation:

We have audited the accompanying consolidated balance sheets of Orchard Supply Hardware Stores Corporation (a Delaware corporation) and subsidiary as of January 30, 1994 and January 31, 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchard Supply Hardware Stores Corporation and subsidiary as of January 30, 1994 and January 31, 1993 and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective February 1, 1993.




                                                   /s/ ARTHUR ANDERSEN & CO.




San Jose, California
March 4, 1994

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                     ASSETS

                                                       January 31, January 30,
                                                           1993        1994
                                                       ----------- -----------
CURRENT ASSETS:
  Cash and cash equivalents                             $  4,475     $ 75,588
  Accounts receivable, less allowance of $1,267 and
    $1,176 at January 31, 1993 and January 30, 1994,
    respectively                                          13,209       13,686
  Inventory                                               73,858       82,494
  Prepaid expenses and other                               4,777        6,134
  Assets held for disposal                                 6,133        6,133
                                                        --------     --------
          Total current assets                           102,452      184,035

PROPERTY AND EQUIPMENT, net                               80,779      105,874

LEASEHOLD RIGHTS, net of accumulated amortization
  of $2,161 and $2,766 at January 31, 1993 and
  January 30, 1994, respectively                           4,965       10,871

DEFERRED FINANCING COSTS, net of accumulated
  amortization of $1,726 and $5,155 at January 31,
  1993 and January 30, 1994, respectively                  4,116        3,428

GOODWILL, net of accumulated amortization of $573
  and $730 at January 31, 1993 and January 30, 1994,
  respectively                                             5,684        5,527
                                                        --------     --------
          Total assets                                  $197,996     $309,735
                                                        --------     --------
                                                        --------     --------


  The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       January 31, January 30,
                                                           1993        1994
                                                       ----------- -----------
CURRENT LIABILITIES:
  Outstanding checks, not cleared by the bank           $  1,730     $  3,774
  Accounts payable                                        27,086       30,491
  Accrued payroll and related items                        6,481        7,294
  Accrued advertising                                      2,436        2,114
  Accrued sales taxes                                      5,420        4,933
  Other accrued expenses                                   3,861        8,212
  Notes payable                                            2,649        1,494
  Current portion of capital leases and long-term
    debt                                                     515       30,727
                                                        --------     --------
          Total current liabilities                       50,178       89,039

OTHER LIABILITIES                                          2,596        2,596

CAPITAL LEASES AND LONG-TERM DEBT, net of current
  portion                                                130,374      156,273
                                                        --------     --------

          Total liabilities                              183,148      247,908
                                                        --------     --------

COMMITMENTS AND CONTINGENCIES (see Note 3)                  -            -

STOCKHOLDERS' EQUITY:
  Series A Preferred Stock, $.01 par value
    Authorized--2,000,000 shares;
      issued--1,616,483 shares;
      outstanding--1,602,486 and -0- shares at
      January 31, 1993 and January 30, 1994,                  16         -
      respectively
  Common Stock, $.01 par value
    Authorized--8,000,000 shares; issued--
      6,933,973 shares; outstanding--1,207,598
      and 6,930,253 shares at January 31, 1993
      and January 30, 1994, respectively                      12           69
  Additional paid-in capital                              26,392       72,275
  Less- Notes receivable from sale of common stock          (379)        (171)
  Accumulated deficit                                    (11,193)     (10,346)
                                                        --------     --------
          Total stockholders' equity                      14,848       61,827
                                                        --------     --------
          Total liabilities and stockholders' equity    $197,996     $309,735
                                                        --------     --------
                                                        --------     --------


 The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)



                                                                            Year Ended
                                                             -----------------------------------------

                                                             January 26,    January 31,    January 30,
                                                                1992           1993           1994
                                                             -----------    -----------    -----------

SALES                                                         $308,562       $346,158       $365,077

COST OF GOODS SOLD                                             199,052        224,599        234,326
                                                              --------       --------       --------

          Gross margin                                         109,510        121,559        130,751

SELLING AND OTHER EXPENSES                                      77,638         85,240         91,302

GENERAL AND ADMINISTRATIVE EXPENSES                             13,658         14,704         15,500

PRE-OPENING EXPENSES                                             1,192            924          2,221
                                                              --------       --------       --------

          Operating income                                      17,022         20,691         21,728

WRITE-DOWN IN CARRYING AMOUNT OF ASSET HELD FOR DISPOSAL          -             2,007           -

INTEREST EXPENSE                                                14,773         16,725         11,563
                                                              --------       --------       --------

          Income before provision for income taxes and
            extraordinary items                                  2,249          1,959         10,165

PROVISION FOR INCOME TAXES                                         971            866           -
                                                              --------       --------       --------

          Income before extraordinary items                      1,278          1,093         10,165

EXTRAORDINARY ITEMS:
  Realization of net operating loss carryforwards                  971            438           -
  Loss on extinguishment of debt, net of
    tax benefit of $428 at January 31, 1993                       -              (638)        (9,318)
                                                              --------       --------       --------

          Net income                                             2,249            893            847

PREFERRED STOCK DIVIDENDS EARNED                                 3,446          4,208            814
                                                              --------       --------       --------

          Net income (loss) available to common stock         $ (1,197)      $ (3,315)      $     33
                                                              --------       --------       --------
                                                              --------       --------       --------

INCOME PER COMMON AND EQUIVALENT SHARE:
  Income (loss) before extraordinary items                      $(1.74)        $(2.52)        $ 1.57
  Extraordinary items                                             0.78          (0.16)         (1.57)
                                                              --------       --------       --------

          Net income (loss) per common and equivalent share     $(0.96)        $(2.68)        $ 0.01
                                                              --------       --------       --------
                                                              --------       --------       --------

WEIGHTED AVERAGE NUMBER OF COMMON AND EQUIVALENT SHARES          1,242          1,238          5,951
                                                              --------       --------       --------
                                                              --------       --------       --------


  The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                               Series A
                                                            Preferred Stock                         Common Stock
                                                          ------------------                     ------------------        Paid-in
                                                                 Shares          Amount         Shares         Amount      Capital

BALANCE, JANUARY 27, 1991                                      1,615,817          $16         1,209,520         $12       $26,209

  Payment of notes receivable from sale of capital stock            -               -              -              -          -
  Repurchase of common stock                                        -               -            (7,002)          -           (58)
  Repurchase of Series A preferred stock                         (11,665)           -              -              -          (117)
  Reissuance of common stock                                        -               -             2,640           -            22
  Net income                                                        -               -              -              -          -
                                                               ---------          ---         ---------         ---       -------
BALANCE, JANUARY 26, 1992                                      1,604,152           16         1,205,158          12        26,056

  Repurchase of common stock                                        -               -            (1,279)          -           (10)
  Repurchase of Series A preferred stock                          (1,666)           -              -              -           (17)
  Reissuance of common stock                                        -               -             3,719           -            31
  Issuance of warrants                                              -               -              -              -           332
  Net income                                                        -               -              -              -          -
                                                               ---------          ---         ---------         ---       -------

BALANCE, JANUARY 31, 1993                                      1,602,486           16         1,207,598          12        26,392

  Payment of notes receivable from sale of common
    stock                                                           -               -              -              -          -
  Repurchase of common stock                                        -               -              (200)          -            (3)
  Repurchase of Series A redeemable preferred stock                 (333)           -              -              -            (3)
  Issuance of common stock, net of transaction costs                -               -         3,800,000          38        48,333
  Issuance of common stock resulting from exercise of
    options                                                         -               -             7,225           -            60
  Reclassification of Series A preferred stock                (1,602,153)         (16)        1,915,630          19            (3)
  Payment of cash dividend on Series A preferred stock              -               -              -              -        (2,500)
  Payment of fractional shares                                      -               -              -              -            (1)
  Net income                                                        -               -              -              -          -
                                                               ---------          ---         ---------         ---       -------

BALANCE, JANUARY 30, 1994                                           -             $ -         6,930,253         $69       $72,275

                                                               ---------          ---         ---------         ---       -------
                                                               ---------          ---         ---------         ---       -------

                                                                             Retained
                                                              Notes          Earnings
                                                            Receivable     (Accumulated        Total
                                                         of Capital Stock    Deficit)         Equity

BALANCE, JANUARY 27, 1991                                        $(470)      $(14,335)       $11,432

  Payment of notes receivable from sale of capital stock            20           -                20
  Repurchase of common stock                                        28           -               (30)
  Repurchase of Series A preferred stock                            57           -               (60)
  Reissuance of common stock                                        (5)          -                17
  Net income                                                       -            2,249         (2,249)
                                                                 -----       --------        -------
BALANCE, JANUARY 26, 1992                                         (370)       (12,086)        13,628

  Repurchase of common stock                                         1           -                (9)
  Repurchase of Series A preferred stock                             1           -               (16)
  Reissuance of common stock                                       (11)          -                20
  Issuance of warrants                                             -             -               332
  Net income                                                       -              893            893
                                                                 -----       --------        -------

BALANCE, JANUARY 31, 1993                                         (379)       (11,193)        14,848

  Payment of notes receivable from sale of common
    stock                                                          208           -               208
  Repurchase of common stock                                       -             -                (3)
  Repurchase of Series A redeemable preferred stock                -             -                (3)
  Issuance of common stock, net of transaction costs               -             -            48,333
  Issuance of common stock resulting from exercise of
    options                                                        -             -                60
  Reclassification of Series A preferred stock                     -             -              -
  Payment of cash dividend on Series A preferred stock             -             -            (2,500)
  Payment of fractional shares                                     -             -                (1)
  Net income                                                       -              847            847
                                                                 -----       --------        -------

BALANCE, JANUARY 30, 1994                                        $(171)      $(10,346)       $61,827

                                                                 -----       --------        -------
                                                                 -----       --------        -------


  The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                        January 26,    January 31,    January 30,
                                                                           1992           1993           1994
                                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 2,249           $893           $847
  Non-cash adjustments to net income-
    Depreciation and amortization                                          6,998          7,080          6,845
    Prepayment premium on senior and subordinated senior
      debentures                                                            -              -             6,335
    Write-off of deferred financing costs                                   -             1,066          2,745
    Accretion of debt discounts                                            3,156          1,682            313
    Loss on asset disposals                                                  108            115             65
    Write-down in carrying amount of asset held for disposal                -             2,007           -
  Changes in assets and liabilities-
    Increase in accounts receivable                                         (480)          (216)          (477)
    Increase in inventories                                               (8,468)        (3,131)        (8,636)
    Increase in prepaid expenses and other                                  (789)          (925)        (2,430)
    Increase in accounts payable and other current liabilities               348          1,524          7,517
    Decrease in other liabilities                                           (685)          (577)          -
                                                                         -------        -------       --------
          Net cash provided by operating activities                        2,437          9,518         13,124
                                                                         -------        -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                             (19,675)        (4,318)       (29,491)
  Purchase of leasehold rights                                              (131)          -            (6,511)
                                                                         -------        -------       --------
          Net cash used in investing activities                          (19,806)        (4,318)       (36,002)
                                                                         -------        -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from public stock offering                                   -              -            48,370
  Proceeds from issuance of long-term debt                                20,643         46,110        103,079
  Principal payments on capital leases and long-term debt                   (168)       (48,324)       (50,757)
  Deferred financing costs paid                                             -            (2,076)        (2,736)
  Payment of preferred stock dividend                                       -              -            (2,500)
  Repayment of notes payable, net                                         (2,576)        (1,770)        (1,727)
  Repurchase of capital stock                                               (175)           (27)            (6)
  Proceeds from reissuance of capital stock                                   22             31             60
  Payment (issuance) of notes receivable from sale of
    capital stock                                                            100             (9)           208
                                                                         -------        -------       --------
          Net cash provided by (used in) financing activities             17,846         (6,065)        93,991
                                                                         -------        -------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         477           (865)        71,113

CASH AND CASH EQUIVALENTS, beginning of period                             4,863          5,340          4,475
                                                                         -------        -------       --------

CASH AND CASH EQUIVALENTS, end of period                                 $ 5,340        $ 4,475       $ 75,588
                                                                         -------        -------       --------
                                                                         -------        -------       --------

  The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 30, 1994



1.   SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

The consolidated financial statements include the accounts of Orchard Supply Hardware Stores Corporation ("Company") and its wholly-owned subsidiary, Orchard Supply Hardware Corporation ("Orchard Supply") which operates 43 hardware super stores located in California.

CASH AND CASH EQUIVALENTS

All highly liquid instruments with an original maturity of three months or less are included in cash and cash equivalents. "Outstanding checks, not cleared by bank" which are included in current liabilities consists of checks outstanding against zero balance accounts.

INVENTORY

Inventory is stated at the lower of cost or market using the retail first-in, first-out ("FIFO") method.

ASSETS HELD FOR DISPOSAL

Assets held for disposal represent the Company's former warehouse building and a parcel of land adjacent to the new warehouse site which had previously been included in property and equipment, and are currently being held for sale. The Company carries these assets at amounts not to exceed net realizable value. Accordingly, the carrying value of the former warehouse site was reduced by approximately $2.0 million in the year ended January 31, 1993. These assets are not subject to depreciation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated primarily on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. The range of estimated useful lives is as follows:

          Buildings                          25-40 years
          Leasehold improvements             14-25 years or life of lease
          Land improvements                  15 years or life of lease
          Machinery and equipment            3-10 years

The Company capitalized interest costs of $1,013,000 and $28,000 in the years ended January 26, 1992 and January 31, 1993 during the construction period of a new warehouse. During the year ended January 30, 1994, the Company capitalized interest costs of $448,000 related to the construction of new stores.

LEASEHOLD RIGHTS

Leasehold rights represent the difference between the fair market value of the Company's lease rentals and the stated rental rates at the time of acquisition. Leasehold rights are amortized over the lives of the lease terms ranging from 5 to 35 years.

PRE-OPENING EXPENSES

Costs related to the preparation and opening of new stores are expensed as incurred.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized over the lives of the respective debt instruments.

EARNINGS PER SHARE

Net income (loss) per common and equivalent share is computed by dividing net income (loss) available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and equivalent shares include common stock issuable upon exercise of stock options and warrants less shares assumed repurchased with the proceeds from the management notes (using the treasury stock method), unless antidulitive. Options outstanding pursuant to the Performance Stock Option Plan (now terminated) and the options granted to the president of the Company are excluded from the calculation due to their contingent nature.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued by the Company during the 12-month period prior to the initial public offering and stock options and warrants granted during the same period for which a measurement date has been established have been included in the calculation of common and common equivalent shares using the treasury stock method and the public offering price as if they were outstanding for all applicable periods.

The number of common and equivalent shares has been restated for the years ended January 26, 1992 and January 31, 1993 to reflect the 1.2 for 1 stock split which was effected on January 28, 1993.

2.   PROPERTY AND EQUIPMENT:

Property and equipment are summarized below (in thousands):


                                              January 31,    January 30,
                                                 1993           1994
                                              ----------     -----------

     Property and Equipment:
       Land                                     $16,723       $ 16,723
       Land improvements                          1,060          1,073
       Buildings                                 29,534         29,881
       Machinery and equipment                   23,923         26,596
       Leasehold improvements                    24,122         29,574
       Construction in progress                   1,590         23,370
       Assets under capital lease                 1,867          1,867
                                                -------       --------
                                                 98,819        129,084
       Accumulated depreciation and
         amortization                           (18,040)       (23,210)
                                                -------       --------
              Net property and equipment        $80,779       $105,874
                                                -------       --------
                                                -------       --------

Accumulated amortization on assets under capital lease was approximately $0.8 million and $0.9 million at January 31, 1993 and January 30, 1994, respectively.

During the year ended January 30, 1994, the Company acquired the fee interest in three former Builder's Emporium ("BE") sites for $13.7 million and leases on six other BE sites for $6.0 million. The sites are being renovated prior to the planned opening of the stores in April and May 1994.

3.   OPERATING LEASE COMMITMENTS:

Orchard Supply has entered into certain long-term operating leases primarily for buildings and equipment. Future annual minimum lease commitments under noncancelable operating leases as of January 30, 1994 are as follows (in thousands):


                                             Future Minimum
                                                 Rentals
                                               Year Ended
                                                 January
                                             --------------

          1995                                 $ 15,000
          1996                                   14,176
          1997                                   13,500
          1998                                   12,186
          1999                                   11,770
          Thereafter                            130,513
                                               --------
          Total minimum lease payments         $197,145
                                               --------
                                               --------

Store leases contain certain provisions for contingent rents based upon defined percentages of the dollar value of sales at individual stores. Total net rent expense was as follows (in thousands):


                                                  Total         Contingent
        Year Ended                               Rentals          Rentals
     ----------------                            -------        ----------

     January 30, 1994                           $12,486         $  486
     January 31, 1993                            10,971            510
     January 26, 1992                             8,904            394


4.   BENEFIT PLANS:

Orchard Supply maintains a profit-sharing benefit plan and a 401(k) plan covering substantially all employees. Orchard Supply matches 50% of employee contributions to the 401(k) plan up to a maximum of 3% of an individual's compensation. Orchard Supply may also make additional profit sharing contributions to employee accounts at the discretion of the Board of Directors. The Company's expenses for the 401(k) and profit-sharing plans were as follows (in thousands):


                                                  401(k)         Profit
     Year Ended                                Contributions     Sharing
     ----------                                -------------     -------

     January 30, 1994                              $468           $990
     January 31, 1993                               459            763
     January 26, 1992                               409            858


5.   LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

Long-term debt as of January 31, 1993 and January 30, 1994 consists of the following (in thousands):


                                                    January 31,     January 30,
                                                       1993            1994
                                                    -----------     -----------

     9-3/8% Senior notes                             $   -           $100,000
     Store and warehouse mortgages                     35,480          36,043
     Obligations under capital leases                   1,722           1,635
     Debt redeemed subsequent to January 30, 1994:
       9.0% Senior notes                               29,687          30,000
       14.5% Senior subordinated discount notes        64,000          19,322
                                                     --------        --------

               Total debt                             130,889         187,000

     Less- Current maturities                             515          30,727
                                                     --------        --------
                                                     $130,374        $156,273
                                                     --------        --------
                                                     --------        --------


The Company and Orchard Supply have complied with the restrictive loan covenants contained in the above obligations which provide among other things that (1) minimum working capital and net worth levels be maintained, (2) minimum fixed charge ratios be met, (3) capital expenditures be restricted, and (4) additional long-term debt be limited.

9-3/8% SENIOR NOTES

On January 20, 1994, the Company, as guarantor, and Orchard Supply, as issuer, issued $100 million of unsecured 9-3/8% senior notes. The notes mature on February 15, 2002 and may be redeemed at Orchard's option at various redemption dates as specified in the agreement. The terms of the notes limit the ability of Orchard Supply and the Company to incur indebtedness, issue stock, transfer funds to affiliates and dispose of assets.

9.0% SENIOR NOTES

On January 26, 1994, Orchard Supply notified the holders of the 9.0% senior notes of its intention to redeem the notes prior to their stated maturity date of July 1, 1997. On February 25, 1994, the notes were redeemed using the proceeds from the 9-3/8% senior notes. The notes are included in the current portion of long-term debt at January 30, 1994 since the notes were repaid from cash on hand at January 30, 1994.

SENIOR SUBORDINATED DISCOUNT NOTES

In July 1989, Orchard Supply completed the sale of its senior subordinated discount notes for $55.2 million which are general unsecured obligations and which accreted to a full maturity value of $64 million in July 1992. The interest related to these notes was payable at 8.63% through July 1992 and together with accretion calculated using the effective interest method yielded 14.5%. Subsequent to July 1992, the interest related to these notes was payable at a rate of 14.5%.

On April 30, 1993, the Company used the net proceeds of the initial public offering to retire approximately $44.7 million of the senior subordinated discount notes. Additionally, on January 26, 1994, Orchard Supply notified the holders of the remaining approximately $19.3 million of senior subordinated discount notes of its intention to redeem the notes. On February 25, 1994, the notes were redeemed using the proceeds from a preferred stock offering (see Note
7). The subordinated notes are included in long-term debt at January 30, 1994 due to the long-term nature of the replacement securities issued.

STORE AND WAREHOUSE MORTGAGES

The store mortgage notes currently bear interest at 10.1%. Beginning in May 1995, the store mortgage notes bear interest at a rate equal to the average yield imputed from one-year United States Treasury securities, determined annually, plus 2.75% for the sixth through twelfth years. Principal payments began in May 1993 and a final balloon payment is due at the end of twelve years. Payments are based on a twenty-year amortization schedule.

In May 1992, a life insurance company loaned Orchard Supply approximately $13.7 million through a first mortgage loan on the new warehouse facility located in Tracy, California. The mortgage note bears interest of 10.64% payable monthly on the outstanding loan balance. The loan requires payments of interest only for the first three years with the first principal payment of $0.9 million due May 31, 1995. Further principal payments are due each anniversary date though 2002, increasing by $0.2 million each year.

In November 1993, Orchard Supply assumed a mortgage note of approximately
$1 million pursuant to the purchase of the former BE sites discussed in Note 2. The note bears interest at 12% with principal and interest payments monthly through 2005.

The net book value of the assets mortgaged pursuant to the above mortgage loans was approximately $51.3 million at January 30, 1994.

REVOLVING CREDIT FACILITY

Borrowings under Orchard Supply's revolving credit facility are included in Notes Payable in the accompanying balance sheets. The revolving credit facility is guaranteed by the Company and is secured by inventories, accounts receivable and certain intangible assets and are limited to an amount equal to 75% of eligible accounts receivable, as defined, plus 50% of eligible inventory, as defined. Interest is payable monthly at one of two rates elected by the Company:

     (1)  Bank base rate, as defined, plus one percent per annum, or

     (2)  LIBOR, plus 3.25% per annum.

The revolving credit facility remains effective through October 29, 1995 at which time it will be automatically continued unless terminated by Orchard Supply or the lender's election.

The following summarizes activity applicable to the revolving credit facility (dollar amounts in thousands):


                                                     January 31,    January 30,
                                                        1993           1994
                                                     -----------    -----------

     Balance outstanding at end of year                $1,514        $   -
     Weighted average balance outstanding
       during the year                                  2,468         1,152
     Maximum amount outstanding during the year         7,500        11,448
     Weighted average interest rate                      7.00%         7.00%
     Interest rate at end of period                      7.00%         7.00%


Letters of credit outstanding as of January 31, 1993 and January 30, 1994 totalled $4.8 and $5.8 million, respectively.

In November 1993, in connection the acquisition of the nine new former BE store sites, Orchard Supply increased the borrowings available under the revolving credit facility from $20.0 million to $40.0 million. The additional available borrowings bore substantially the same terms and conditions as the original facility. On January 28, 1994, all outstanding borrowings of approximately $28 million were repaid with a portion of the proceeds of the 9-3/8% senior notes and the borrowings available under the facility were reduced to the original $20.0 million.

CAPITAL LEASES

Orchard leases two stores and certain equipment under capital lease agreements. The leases bear interest at an implicit rate of approximately 10%.

FINANCING COSTS

In connection with the early extinguishments of debt during the years ended January 31, 1993 and January 30, 1994, the Company recorded extraordinary charges of $0.6 million and $9.3 million, respectively. The charges during the year ended January 30, 1994 consist of prepayment premiums of $6.3 million, the write-off of deferred financing charges of $2.7 million and the accelerated accretion of debt discounts of $0.3 million.

PRINCIPAL AND INTEREST PAYMENTS

The following summarizes the required future payments pursuant to the various long-term debt instruments, including capital leases, discussed above (in thousands):


                                                                 Future Minimum
                                               Principal         Rental Payments
                                              Payments on          Pursuant to
   Year Ending January                      Long-Term Debt       Capital Leases
   -------------------                      --------------       ---------------

          1995                                $     635              $  253
          1996                                    1,617                 253
          1997                                    1,971                 253
          1998                                    2,289                 252
          1999                                    2,715                 252
          Thereafter                            126,805               1,377
                                               --------              ------
                                                136,032               2,640
          Less- Amount representing interest                          1,005
                                                                     ------

          Present value of future commitments                         1,635
          Less- Current portion                     635                  94
                                               --------              ------
          Long-term portion                    $135,397              $1,541
                                               --------              ------
                                               --------              ------


Total cash paid by the Company for interest was as follows (in thousands):


            Year Ended
          ----------------

          January 30, 1994                      $10,905
          January 31, 1993                       13,285
          January 26, 1992                       10,928

6.   PREFERRED STOCK:

In connection with the Company's initial public offering of common stock, the Company declared dividends on the Series A preferred stock of $13.3 million equal to all earned but undeclared dividends. Of this amount, $2.5 million was paid in cash and funded by borrowings under the Company's revolving credit facility. The remainder was paid through the issuance of 1,915,630 additional shares of preferred stock. The Company also converted all outstanding shares of preferred stock, including those issued pursuant to the dividends discussed above, into 3,128,028 shares of common stock at the market price pursuant to a statutory reclassification.

On February 25, 1994, the Company issued to an affiliate 325,000 shares of Series 1 and 475,000 shares of Series 2 6% Cumulative Convertible Preferred Stock, $.01 par value per share, at a price of $24.25 per share. The preferred stock has an aggregate liquidation preference of $20 million, is convertible at the option of the holder into common stock at an initial conversion rate of 1.6 shares of common stock for each share of preferred stock subject to adjustment upon certain circumstances, and may be redeemed by the Company at any time after December 15, 1996 at an initial redemption price of $26.50 per share, and thereafter at prices decreasing ratably to $25.00 per share on December 15, 2002. Dividends on the shares of Series 2 preferred stock will increase, retroactive to the original issue date, to 12% per annum (with the additional 6% mandatorily payable in preferred shares) if an increase in the authorized shares of common stock is not approved by the shareholders before June 15, 1994.

7.   COMMON STOCK:

On April 6, 1993, the Company completed its initial public offering. The Company sold 3.8 million shares of common stock at a price of $14 per share.

COMMON STOCK WARRANTS

In connection with the issuance of the 9% Senior Notes, the Company issued warrants to purchase 79,669 shares of common stock at $8.33 per share. At January 30, 1994, all warrants were outstanding.

STOCK SUBSCRIPTION AGREEMENTS

Under Stock Subscription Agreements between the Company and each of the employee stockholders, common shares vested 20% at the date of purchase and vest an additional 20% on each of the first through fourth anniversaries of the acquisition date. Vested and unvested shares are both subject to repurchase at
the option of the Company.   Holders of unvested shares are entitled to receive
an amount equal to $8.33 per share at the time of repurchase while holders of vested shares are entitled to receive the greater of $8.33 per share or $8.33 per share plus a pro rata portion of any retained earnings for the period from the acquisition date of May 27, 1989 to the end of the quarter preceding the repurchase of shares.

STOCK OPTIONS

Under the 1989 Nonqualified Stock Option Plan, options may be granted to qualified personnel of the Company to purchase shares of common stock at a price no less than the fair market value of such shares, as determined by the Board of Directors, at the time the option is granted. Consequently, no compensation expense has been recognized in relation to this plan. Under the provisions of the plan, options shall vest no later than five years from the date of grant.

In November of 1993, the Company added the 1993 Stock Option Plan, reserving 350,000 shares for issuance to the officers, certain employees and directors of the Company. The provisions of the plan are the same as the 1989 plan with the following exceptions: the options vest 25% upon grant and 25% over the next 3 anniversary dates and the options cannot be granted to those possessing greater than 10% of the total combined voting power of all classes of common stock.

At January 30, 1994, options covering 137,890 shares of common stock were outstanding, of which 31,358 shares were vested under the plans. The Board of Directors may accelerate the vesting at its discretion. Options expire ten years after the date of grant. The Company has reserved 402,775 shares of common stock for issuance under the plans.

Following is a detail of total activity for the stock option plans:


                                  Options        Options        Price
                                 Available     Outstanding     Per Share
                                 ---------     -----------     ---------

          January 27, 1991           526         59,474         $8.33

            Granted                  -              -             -
            Cancelled              6,139         (6,139)        $8.33
                                 -------        -------
          January 26, 1992         6,665         53,335         $8.33

            Granted                  -              -             -
            Cancelled                896           (896)        $8.33
                                 -------         ------
          January 31, 1993         7,561         52,439         $8.33

            Authorized           350,000            -             -
            Granted              (95,000)        95,000         $17.10
            Cancelled              2,324         (2,324)        $8.33 - 17.10
            Exercised                -           (7,225)        $8.33
                                 -------        -------
          January 30, 1994       264,885        137,890
                                 -------        -------
                                 -------        -------

In April 1992, the Company granted nonqualified stock options outside of the 1989 Nonqualified Stock Option Plan to its president covering 12,045 shares of common stock at an exercise price of $8.33 per share. The option is only exercisable upon the occurrence of certain mergers, consolidations, business combinations, asset sales, tender offers and liquidations involving the Company. Because of the contingent nature of the shares, no measurement date, as defined, has been established. No compensation expense has been recorded attributable to these options.

8.   INCOME TAXES:

Through January 31, 1993, the Company accounted for income taxes pursuant to Accounting Principles Board (APB) Opinion No. 11. Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Upon adoption, the Company elected not to restate prior periods. The effect of the cumulative catch-up entry on the current period's balance sheet and statement of operations was not material.

In accordance with SFAS 109, all deferred tax assets and liabilities are quantified. Deferred tax assets include operating loss and tax credit carryforwards. A valuation allowance against the tax assets is required to adjust the assets to realizable amounts. Changes in the valuation allowance are generally a component of the income tax provision. Under APB Opinion No. 11, the realization of operating loss carryforwards was recorded as an extraordinary item. For the years ended January 26, 1992 and January 31, 1993, the Company recorded extraordinary items due to the realization of operating loss carryforwards.

The major components of deferred tax assets and liabilities are as follows (in thousands):


                                                    February 1,    January 30,
                                                       1993           1994
                                                    -----------    -----------

          Deferred tax assets-
            Net operating losses                      $3,498         $3,814
            AMT payments made                            787          1,951
            Other                                      1,841          1,548
                                                      ------         ------
                    Total assets                       6,126          7,313


          Valuation allowance                         (3,859)        (3,248)
                                                      ------         ------

                    Net assets                         2,267          4,065
                                                      ------         ------
          Deferred tax liabilities-
            Depreciation                               1,480          2,114
                                                      ------         ------
                    Total liabilities                  1,480          2,114
                                                      ------         ------
                    Total net deferred tax asset      $  787         $1,951
                                                      ------         ------
                                                      ------         ------


During the year ended January 30, 1994, the valuation allowance was reduced by $0.6 million.

The $ -0- provision for the year ended January 30, 1994 resulted from the realization of net operating loss carryforwards against which a valuation allowance had previously been provided. The provision for income taxes for the years ended January 26, 1992 and January 31, 1993 differs from the amount computed by applying the statutory Federal income tax rate to income before taxes as follows:


                                                  Year Ended
                                          --------------------------
                                          January 26,    January 31,
                                             1992           1993
                                          -----------    -----------

          Statutory Federal income
            tax rate                         34.0%          34.0%
          State income taxes, net
            of Federal benefit                 6.1            6.1
          Goodwill amortization                2.8            3.2
          Other                                0.3            0.9
                                             -----          -----
                                             43.2%          44.2%
                                             -----          -----
                                             -----          -----

As of January 30, 1994, for tax purposes, the Company has net operating loss carryforwards of approximately $9.9 million and $4.5 million available to offset Federal and California taxable income, respectively. These net operating loss carryforwards expire at various dates through the fiscal year ending 2008. As a result of the initial public offering, the Internal Revenue Code, as amended, may limit the Company's ability to utilize its Federal income tax net operating loss carryforwards. Any annual limitation amount that is not used in the current year increases the succeeding year's annual limitation amount. The Company's ability to utilize net operating loss carryforwards as computed for California income tax purposes may be similarly limited. The limitation on the use of the net operating loss carryforwards may have the effect of accelerating a portion of the Company's income tax liability to an earlier year, and may also result in an overall increase in income taxes payable by the Company. Whether the Company's liability for taxes will be accelerated or increased will depend on numerous factors, including whether and the extent to which future annual taxable income of the Company exceeds the annual limitation, whether the Company is paying tax based on its regular taxable income or its alternative minimum taxable income, and whether and the extent to which California permits corporations to deduct net operating loss carryforwards for California income tax purposes.

The Company has made income tax payments of approximately $0.3 million, $0.4 million and $1.2 million in the years ended January 26, 1992, January 31, 1993, and January 30, 1994, respectively, primarily for tax liabilities computed for alternative minimum tax purposes. Such payments are recorded as prepayments which will be applied against future liabilities computed for regular tax purposes.

9.   DISCLOSURES ABOUT FAIR VALUES FINANCIAL INSTRUMENTS:

WORKING CAPITAL ACCOUNTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments.

LONG-TERM DEBT

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is approximately $162.2 million versus the carrying amount of approximately $156.3 million at January 30, 1994.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):



                                                                                           Income (Loss)
                                                                                          Per Common and
                                                               Income                       Equivalent
                                                            (Loss) Before                  Share Before
                                                            Extraordinary   Net Income     Extraordinary
                                  Sales      Gross Margin       Items         (Loss)           Items
                                --------     ------------   -------------   ----------    --------------

YEAR ENDED JANUARY 31,
  1993

  First quarter                 $ 81,656       $ 28,510         $  530         $  919         $(0.35)
  Second quarter                  95,360         33,355          2,099          3,537           0.86
  Third quarter (1)               82,349         28,169         (1,384)        (2,277)         (1.96)
  Fourth quarter (2) (3)          86,793         31,525           (152)        (1,286)         (1.07)
                                --------       --------         ------         ------         ------
  Year                          $346,158       $121,559         $1,093         $  893         $(2.52)
                                --------       --------         ------         ------         ------
                                --------       --------         ------         ------         ------

YEAR ENDED JANUARY 30,
  1994

  First quarter (3)             $ 90,361       $ 31,948        $ 1,986        $(3,377)         $0.40
  Second quarter                 101,206         35,741          5,540          5,540           0.80
  Third quarter                   88,888         32,137          2,469          2,469           0.35
  Fourth quarter (3)              84,622         30,925            170         (3,785)          0.02
                                --------       --------        -------         ------          -----
  Year                          $365,077       $130,751        $10,165         $  847          $1.57
                                --------       --------         ------         ------         ------
                                --------       --------         ------         ------         ------

The following events impacts the results above:


(1) The Company recognized a write-down of $2.0 million in the carrying value of the former warehouse (asset held for sale) in the third quarter of the year ended January 31, 1993.

(2) Each of the quarters in fiscal 1993 and 1994 includes 13 weeks, except for the fourth quarter of 1993 which includes 14 weeks. Management estimates the inclusion of the additional week increased pretax income $0.6 million.

(3) As discussed in Note 5, the Company recorded extraordinary charges in connection with the early extinguishment of debt during the fourth quarter of the year ended January 31, 1993, as well as the first and fourth quarters of the year ended January 30, 1994.


11.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY:

All operations of the Company are conducted through its wholly-owned subsidiary, Orchard Supply. The following summarizes the financial position and results of operations for the subsidiary:


                                              January 31,    January 30,
                                                 1993           1994
                                              -----------    -----------

               Current assets                  $102,433       $184,028
               Non-current assets                95,544        125,700
                                               --------       --------
                                               $197,977       $309,728
                                               --------       --------
                                               --------       --------

               Current liabilities             $ 50,178       $ 89,030
               Non-current liabilities          132,970        158,869
                                               --------       --------
                                                183,148        247,899
                                               --------       --------
               Redeemable preferred stock           -              -
               Other equity                      14,829         61,829
                                               --------       --------

                                                 14,829         61,829
                                               --------       --------
                                               $197,977       $309,728
                                               --------       --------
                                               --------       --------


                                                            Year Ended
                                             -------------------------------------------
                                              January 26,    January 31,     January 30,
                                                 1992           1993            1994
                                             ------------    -----------     -----------

          Sales                                $308,562       $346,158       $365,077
          Gross profit                          109,510        121,559        130,751
          Income (loss) before provision
            for taxes and extraordinary
            credit                                2,253          1,944         10,170
          Net income (loss)                       2,253            878            852


The various debt instruments of Orchard Supply restrict the payment of dividends to the parent as Orchard Supply is the primary obligor for all debt outstanding.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES




To the Shareholders of Orchard Supply Hardware Stores Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Orchard Supply Hardware Stores Corporation's Annual Report to Stockholders included in this Form 10-K, and have issued our report thereon dated March 4, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                               /s/ ARTHUR ANDERSEN & CO.


San Jose, California
March 4, 1994

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY

                            CONDENSED BALANCE SHEETS

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)


                                                           January 31,    January 30,
                                                               1993           1994
                                                           -----------    -----------
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                                   $  4,475       $ 75,583
  Accounts receivable                                           13,208         13,684
  Inventory                                                     73,858         82,494
  Prepaid expenses and other                                     4,759          6,134
  Assets held for disposal                                       6,133          6,133
                                                              --------       --------
          Total current assets                                 102,433        184,028

PROPERTY AND EQUIPMENT, net                                     80,779        105,874
OTHER ASSETS, net                                               14,765         19,826
                                                              --------       --------
          Total assets                                        $197,997       $309,728
                                                              --------       --------
                                                              --------       --------


LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                      47,014         56,809
  Notes payable                                                  2,649          1,494
  Current portion of capital leases and long-term
    debt                                                           515         30,727
                                                              --------       --------

          Total current liabilities                             50,178         89,030


OTHER LIABILITIES                                                2,596          2,596

CAPITAL LEASES AND LONG-TERM DEBT, net of current
  portion                                                      130,374        156,273
                                                              --------       --------

          Total liabilities                                    183,148        247,899
                                                              --------       --------


STOCKHOLDER'S EQUITY:
  Additional paid-in capital                                    13,951         60,977
  Retained earnings                                                878            852

          Total stockholder's equity                            14,829         61,829
                                                              --------       --------

          Total liabilities and stockholder's equity          $197,977       $309,728
                                                              --------       --------
                                                              --------       --------

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY

                       CONDENSED STATEMENTS OF OPERATIONS

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)


                                                                             Year Ended
                                                              -----------------------------------------
                                                              January 26,    January 31,    January 30,
                                                                  1992           1993           1994
                                                              -----------    -----------    -----------
SALES                                                         $308,562       $346,158       $365,077

COST OF GOODS SOLD                                             199,052        224,599        234,326
                                                              --------       --------       --------
          Gross margin                                         109,510        121,559        130,751

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                                        92,447        100,859        108,998
                                                              --------       --------       --------
          Operating income                                      17,063         20,700         21,753

WRITE-DOWN IN CARRYING AMOUNT OF ASSET HELD
FOR DISPOSAL                                                       -            2,007            -

INTEREST EXPENSE                                                14,810         16,749         11,583
                                                              --------       --------       --------
          Income before provision for
            income taxes and
            extraordinary items                                  2,253          1,944         10,170

PROVISION FOR INCOME TAXES                                         971            866            -
                                                              --------       --------       --------
          Income before extraordinary items                      1,282          1,078         10,170

EXTRAORDINARY ITEMS                                                971           (200)        (9,318)
                                                              --------       --------       --------
          Net income                                            $2,253           $878           $852
                                                              --------       --------       --------
                                                              --------       --------       --------

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

           SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY

                       CONDENSED STATEMENTS OF CASH FLOWS

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)

                                                                  January 26,    January 31,    January 30,
                                                                     1992           1993           1994
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 2,253       $    878       $    852
  Non-cash adjustments to net income-
    Depreciation and amortization                                     6,998          7,080          6,845
    Prepayment premium on senior and subordinated senior
      debentures                                                        -              -            6,335
    Write-off of deferred financing costs                               -            1,066          2,745
    Accretion of debt discounts                                       3,156          1,682            313
    Loss on asset disposals                                             108            115             65
    Write-down in carrying amount of asset held for disposal            -            2,007            -
  Changes in assets and liabilities-
    Increase in accounts receivable                                    (498)          (218)          (477)
    Increase in inventories                                          (8,468)        (3,131)        (8,636)
    Increase in prepaid expenses and other                             (920)          (925)        (2,429)
    Increase in accounts payable and other current liabilities          366          1,524          7,506
    Decrease in other liabilities                                      (685)          (577)           -
                                                                   --------       --------       --------
          Net cash provided by operating activities                   2,310          9,501         13,119
                                                                   --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                        (19,675)        (4,318)       (29,491)
  Purchase of leasehold rights                                          -              -           (6,511)
                                                                   --------       --------       --------
          Net cash used in investing activities                     (19,675)        (4,318)       (36,002)
                                                                   --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                           20,643         46,110        103,079
  Principal payments on capital leases and long-term debt              (168)       (48,324)       (50,757)
  Deferred financing costs paid                                         -           (2,076)        (2,736)
  Repayment of notes payable, net                                    (2,576)        (1,770)        (1,727)
  Contributions from (distributions to) parent Company                  (57)            12         46,132
                                                                   --------       --------       --------
          Net cash provided by (used in) financing activities        17,842         (6,048)        93,991
                                                                   --------       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    477           (865)        71,108

CASH AND CASH EQUIVALENTS, beginning of period                        4,863          5,340          4,475
                                                                   --------       --------       --------
CASH AND CASH EQUIVALENTS, end of period                            $ 5,340        $ 4,475       $ 75,583
                                                                   --------       --------       --------
                                                                   --------       --------       --------

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

                      SCHEDULE V--PROPERTIES AND EQUIPMENT

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)


                                Balance at                                               Balance
                                Beginning    Additions                 Other Changes     at End
       Classification           of Period     at Cost    Retirements   Add(Deduct)(1)   of Period
       --------------           ----------   ---------   -----------   --------------   ---------
JANUARY 26, 1992
  Land......................     $21,744      $   358       $ -           $(4,737)      $ 17,365
  Land Improvements.........         700           -          -               201            971
  Buildings.................      16,154            6         -            13,116         29,276
  Machinery & Equipment.....      19,376          266       (433)           2,352         21,561
  Leasehold Improvements....      20,082           67         -             3,175         23,324
  Construction in Progress..       3,990       18,978         -           (21,938)         1,030
  Assets under Capital Lease       1,867           -          -                -           1,867
                                 -------      -------      -----          -------       --------
          Total.............     $83,983      $19,675      $(433)         $(7,831)      $ 95,394
                                 -------      -------      -----          -------       --------
                                 -------      -------      -----          -------       --------
JANUARY 31, 1993
  Land......................     $17,365       $   -        $ -           $  (642)      $ 16,723
  Land Improvements.........         971           32         -                57          1,060
  Buildings.................      29,276          335         -               (77)        29,534
  Machinery & Equipment.....      21,561        2,577       (260)              45         23,923
  Leasehold Improvements....      23,324          810         -              (120)        24,122
  Construction in Progress..       1,030          564         -               (40)         1,590
  Assets under Capital Lease       1,867           -          -                -           1,867
                                 -------      -------      -----          -------       --------
         Total..............     $95,394      $ 4,318      $(260)         $  (633)      $ 98,819
                                 -------      -------      -----          -------       --------
                                 -------      -------      -----          -------       --------
JANUARY 30, 1994
  Land......................     $16,723       $   -        $ -            $   -        $ 16,723
  Land Improvements.........       1,060           -          -                13          1,073
  Buildings.................      29,534           55         -               292         29,881
  Machinery & Equipment.....      23,923          391       (300)           2,582         26,596
  Leasehold Improvements....      24,122          276         -             5,176         29,574
  Construction in Progress..       1,590       29,843         -             (8063)        23,370
  Assets under Capital Lease       1,867           -          -                -           1,867
                                 -------      -------      -----          -------       --------
          Total.............     $98,819      $30,565      $(300)          $   -        $129,084
                                 -------      -------      -----          -------       --------
                                 -------      -------      -----          -------       --------

(1) Represents construction in progress--close-outs and reclassifications to assets held for disposal. Construction in progress close-outs offset, and consequently, the net total in "Other Changes" represents asset reclassifications.

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTIES AND EQUIPMENT

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)


                                Balance at                                  (1)         Balance
                                Beginning    Additions                 Other Changes    at End
       Classification           of Period     at Cost    Retirements    Add(Deduct)    of Period
       --------------           ----------   ---------   -----------   -------------   ---------


JANUARY 26, 1992
  Land........................   $   -         $  -        $ -              $ -          $   -
  Land Improvements...........        76           60        -                -              136
  Buildings...................       943          597        -               (324)         1,216
  Machinery & Equipment.......     5,121        2,617       (325)             -            7,413
  Leasehold Improvements......     2,044        1,547        -                -            3,591
  Construction in Progress....       -            -          -                -              -
  Assets under Capital Lease..       477          190        -                -              667
                                 -------       ------      -----            -----        -------
          Total...............   $ 8,661       $5,011      $(325)           $(324)       $13,023
                                 -------       ------      -----            -----        -------
                                 -------       ------      -----            -----        -------
JANUARY 31, 1993
  Land........................   $   -         $  -        $ -              $ -          $   -
  Land Improvements...........       136           70        -                -              206
  Buildings...................     1,216          898        -                -            2,114
  Machinery & Equipment.......     7,413        2,328       (145)             -            9,596
  Leasehold Improvements......     3,591        1,714        -                -            5,305
  Construction in Progress....       -            -          -                -              -
  Assets under Capital Lease..       667          152        -                -              819
                                 -------       ------      -----            -----        -------
          Total...............   $13,023       $5,162      $(145)           $ -          $18,040
                                 -------       ------      -----            -----        -------
                                 -------       ------      -----            -----        -------
JANUARY 30, 1994
  Land........................   $   -         $  -        $ -              $ -          $   -
  Land Improvements...........       206           66        -                -              272
  Buildings...................     2,114          908        -                -            3,022
  Machinery & Equipment.......     9,596        2,461       (235)             -           11,828
  Leasehold Improvements......     5,305        1,871        -                -            7,176
  Construction in Progress....       -            -          -                -              -
  Assets under Capital Lease..       819           93        -                -              912
                                 -------       ------      -----            -----        -------
          Total...............   $18,040       $5,399      $(235)           $ -          $23,210
                                 -------       ------      -----            -----        -------
                                 -------       ------      -----            -----        -------

(1)  Represents reclassification to assets held for disposal.

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)


                                                     Additions
                                             ------------------------
                                Balance at   Charged to     Charged                      Balance
                                Beginning      Costs/      to Other                      at End
         Description            of Period    Expenses     Accounts(1)   Deductions(1)   of Period
         -----------            ----------   ----------   -----------   -------------   ---------

JANUARY 26, 1992
Accounts receivable reserves      $  894       $1,202         $290         $(1,498)       $  888

JANUARY 31, 1993
Accounts receivable reserves      $  888       $1,180         $484         $(1,285)       $1,267

JANUARY 30, 1994
Accounts receivable reserves      $1,267       $1,215         $214         $(1,520)       $1,176

(1)  Represents collections of accounts written off.


                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)


                                                              January 26     January 31     January 30
                                                                 1992           1993           1994
                                                                ------         ------         ------
Maintenance and repairs.............................            $4,143         $4,812         $5,149

Depreciation and amortization of intangible assets
  preoperating costs and similar deferrals..........            $6,998         $8,119         $6,813

Taxes, other than payroll and income taxes..........            $  532         $  720         $  614

Property Taxes......................................            $1,522         $2,329         $2,156

Advertising Costs...................................            $7,132         $7,699         $7,909


                                  EXHIBIT INDEX



   EXHIBIT
    NUMBER     DESCRIPTION
   -------     -----------

      +3.1 Certificate of Incorporation of the Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation) as amended through December 13, 1993.

      *3.2 Bylaws of the Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation), as amended to date.

      *4.1 Stockholder Agreement dated as of July 26, 1989 pursuant to the Purchase Agreement (included as Exhibit 4.2 hereto), by and among FS Equity Partners II, L.P. and the purchasers who are signatories thereto.

      *4.2 Common Stock Registration Rights Agreement dated as of July 26, 1989 among Orchard Holding Corporation and the purchasers who are signatories thereto.

      *4.3 Form of Warrant to Purchase Shares of Common Stock of Orchard Holding Corporation issued pursuant to the Note Purchase Agreement dated as of October 15, 1992 among Orchard Supply Hardware Corporation, Orchard Holding Corporation and the purchasers named therein.

     **4.4 Stockholder Agreement dated May 30, 1989 by and among FS Equity Partners II, L.P. and the investors named therein.

    ***4.5 Form of Amendment to the Warrant to Purchase Shares of Common Stock of Orchard Supply Hardware Corporation (formerly Orchard Holding Corporation).

   ++++4.6 Indenture dated as of January 15, 1994 among Orchard Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation, as Guarantor, and U.S. Trust Company of California, N.A., as Trustee, with respect to the 9-3/8% Senior Notes due 2002, with form of note attached thereto as Exhibit A.

    +++4.7 Certificate of Designation of Rights and Preferences of the 6% Cumulative Convertible Preferred Stock of Orchard Supply Hardware Stores Corporation.

    **10.1 Stock Purchase Agreement dated as of May 30, 1989 by and among Orchard Holding Corporation and the investors who are signatories thereto.

     *10.2 Purchase Agreement dated as of July 26, 1989 by and among Orchard Holding Corporation, Orchard Supply Hardware Corporation and the purchasers who are signatories thereto.

     *10.3 Letter Agreement between Orchard Supply Hardware Corporation and Metropolitan Life Insurance Company dated as of November 8, 1989.

   ***10.4 Loan Agreement dated as of March 19, 1990 between Orchard Supply Hardware Corporation and Metropolitan Life Insurance Company.

   ***10.5 First Amendment to Loan Agreement dated as of September 12, 1990 between Orchard Supply Hardware Corporation and Metropolitan Life Insurance Company.

  ++++10.6 Second Amendment to Loan Agreement dated as of December 1, 1993 between Orchard Supply Hardware Corporation and Metropolitan Life Insurance Company.

  ++++10.7 Third Amendment to Loan Agreement dated as of January 27, 1994 between Orchard Supply Hardware Corporation and Metropolitan Life Insurance Company.

  ++++10.8 Fourth Amendment to Loan Agreement dated as of January 29, 1994 between Orchard Supply Hardware Corporation and Metropolitan Life Insurance Company.

     *10.9 Note Agreement dated as of May 15, 1992 among Orchard Supply Hardware Corporation, Orchard Holding Corporation and the purchasers named therein, with respect to the 10.64% Senior Secured Notes due 2002, with form of Note and Deed of Trust, Assignment of Rents and Security Agreement attached as exhibits thereto.

  ***10.10 First Amendment to Note Agreement dated as of February 8, 1993 among Orchard Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.

 ++++10.11     Second Amendment to Note Agreement dated as of November 24, 1993 by and among Orchard Supply Hardware Corporation, Orchard Supply
               Hardware Stores Corporation (formerly Orchard Holding
               Corporation) and Teachers Insurance and Annuity Association of
               America, with respect to the 10.64% Senior Secured Notes due
               2002.

   EXHIBIT
    NUMBER     DESCRIPTION
   -------     -----------

 ++++10.12     Third Amendment to Note Agreement dated as of November 30, 1993 by and among Orchard Supply Hardware Corporation, Orchard Supply
               Hardware Stores Corporation (formerly Orchard Holding
               Corporation) and Teachers Insurance and Annuity Association of
               America, with respect to the 10.64% Senior Secured Notes due
               2002.

 ++++10.13     Fourth Amendment to Note Agreement dated as of January 19, 1994 by and among Orchard Supply Hardware Corporation, Orchard Supply
               Hardware Stores Corporation (formerly Orchard Holding
               Corporation) and Teachers Insurance and Annuity Association of
               America, with respect to the 10.64% Senior Secured Notes due
               2002.

 ++++10.14     Fifth Amendment to Note Agreement dated as of January 29, 1994 by and among Orchard Supply Hardware Corporation, Orchard Supply
               Hardware Stores Corporation (formerly Orchard Holding
               Corporation) and Teachers Insurance and Annuity Association of
               America, with respect to the 10.64% Senior Secured Notes due
               2002.

    *10.15 Note Purchase Agreement dated as of October 15, 1992 among Orchard Supply Hardware Corporation, Orchard Holding Corporation and the purchasers named therein, including certain schedules and exhibits.

    *10.16 Financing Agreement dated as of October 29, 1992 between Orchard Supply Hardware Corporation and The CIT Group/Business Credit, Inc.

  ***10.17 Amendment to Financing Agreement dated as of February 23, 1993 between Orchard Supply Hardware Corporation and The CIT Group/Business Credit, Inc.

 ++++10.18     Amendment to Financing Agreement dated as of July 30, 1993 by and between Orchard Supply Hardware Corporation and The CIT
               Group/Business Credit, Inc.

 ++++10.19     Amendment to Financing Agreement dated as of November 12, 1993 by and between Orchard Supply Hardware Corporation and The CIT
               Group/Business Credit, Inc.

 ++++10.20     Amendment to Financing Agreement dated as of November 24, 1993 by and between Orchard Supply Hardware Corporation and The CIT
               Group/Business Credit, Inc.

 ++++10.21     Amendment to Financing Agreement dated as of January 14, 1994 by and between Orchard Supply Hardware Corporation and The CIT
               Group/Business Credit, Inc.

 ++++10.22     Amendment to Financing Agreement dated as of January 29, 1994 by and between Orchard Supply Hardware Corporation and The CIT
               Group/Business Credit, Inc.

    *10.23 Orchard Holding Corporation Amended 1989 Employee Stock Subscription Plan dated May 23, 1989, as amended on August 7, 1989.

    *10.24 Form of Stock Subscription Agreement by and between Orchard Holding Corporation and certain members of management who purchased shares of common stock of Orchard Holding Corporation for cash, with form of pledge agreement attached thereto as Exhibit A.

    *10.25 Form of Stock Subscription Agreement by and between Orchard Holding Corporation and certain members of management who purchased shares of common stock of Orchard Holding Corporation for cash and promissory notes, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively.

    *10.26 Orchard Holding Corporation Amended 1989 Nonqualified Stock Option Plan dated May 24, 1989, as amended on August 7, 1989.

    *10.27 Form of Nonqualified Stock Option Agreement by and between Orchard Holding Corporation and certain members of management.

    *10.28 Orchard Holding Corporation 1989 Nonqualified Performance Stock Option Plan dated May 24, 1989.

    *10.29 Form of Nonqualified Performance Stock Option Agreement by and between Orchard Holding Corporation and certain members of management.

    *10.30 Supplemental Letter Agreement dated April 11, 1989 between FS Equity Partners II, L.P. and Bankers Trust Company.

    *10.31 Employment Agreement between Maynard Jenkins and Wickes Companies, Inc. dated January 1, 1989 (assumed by Orchard Supply Hardware Corporation).

    *10.32 Orchard Holding Corporation Second Amended and Restated 1989 Employee Stock Subscription Plan dated May 23, 1989, as amended and restated on June 11, 1991.

    *10.33 Form of Indemnity Agreement by and among Orchard Holding Corporation, Orchard Supply Hardware Corporation and each director.

    *10.34 First Amendment to Employment Agreement dated January 1, 1989 between Orchard Supply Hardware Corporation and Maynard Jenkins.

Exhibit
Number         Description
- -------        -----------
    *10.35     Form of Nonqualified Stock Option Agreement between Orchard
               Holding Corporation and Maynard Jenkins.

 ****10.36     Form of Waiver regarding the Note Agreement dated as of May 15,
               1992 among Orchard Supply Hardware Corporation, Orchard Holding
               Corporation and the purchasers named therein, with respect to the 10.64% Senior Secured Notes due 2002.

 ****10.37     Form of Waiver regarding the Financing Agreement dated as of
               October 29, 1992 between Orchard Supply Hardware Corporation and
               The CIT Group/Business Credit, Inc.

 ****10.38     Form of Waiver regarding the Loan Agreement dated as of March 19,
               1990 between Orchard Supply Hardware Corporation and Metropolitan
               Life Insurance Company.

   ++10.39 Orchard Supply Hardware Stores Corporation 1993 Non-Employee Directors Stock Option Plan dated July 26, 1993.

    +10.40 Form of Nonqualified Stock Option Agreement by and between Orchard Supply Hardware Stores Corporation and certain non-employee directors (other than directors affiliated with Freeman Spogli & Co.).

 ++++10.41     Orchard Supply Hardware Stores Corporation 1993 Stock Option Plan
               dated November 19, 1993 as amended on March 29, 1994.

    +10.42 Form of Incentive Stock Option Agreement by and between Orchard Supply Hardware Stores Corporation and certain officers and key employees.

 ++++10.43     Registration Rights Agreement dated as of December 29, 1993 by and between Orchard Supply Hardware Stores Corporation and FS
               Equity Partners III, L.P.

  +++10.44 Securities Purchase Agreement entered into as of December 29, 1993 by and between Orchard Supply Hardware Stores Corporation and FS Equity Partners III, L.P.

   ***18.1 Preferability Letter dated March 5, 1993 from Arthur Andersen & Co. regarding change in accounting principle.

  ++++23.1 Consent of Arthur Andersen & Co. for Orchard Supply Hardware Stores Corporation.

_______________
      * Filed as an exhibit to Registration Statement on Form S-4 (Registration No. 33-55190) on November 30, 1992.
     ** Filed with Registration Statement of Form S-1 (Registration No. 33-57752) on February 2, 1993.
    *** Filed with Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 33-57752) on March 9, 1993.
   **** Filed with Amendment No. 2 to Registration Statement of Form S-1 (Registration No. 33-57752) on March 23, 1993.
      + Filed with Registration Statement on Form S-1 (Registration No. 33-51437) on December 14, 1993.
     ++ Filed with Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 33-51437) on December 29, 1993.
    +++ Filed with Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 33-51437) on January 18, 1994.
   ++++   Filed herewith.