Form 10-Q
period 1994-05-01
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1994-06-14
CIK 896842

                                    FORM 10-Q

                               ------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1994

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .
                               --------------------    -------------------


                      Commission file number    0-21182
                                             -------------


                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   95-4214109
- - -------------------------------            -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


6450 Via Del Oro, San Jose, California                          95119
- - --------------------------------------                     --------------
(Address of principal executive offices)                     (Zip Code)


       (408) 281-3500
- - ------------------------------
(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

At May 1, 1994 there were 6,982,981 shares of the registrant's Common Stock, $0.01 par value, outstanding.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY


                                      INDEX



PART I.   FINANCIAL INFORMATION                                       PAGE NO.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets:
            May 1, 1994 and January 30, 1994                                3

          Condensed Consolidated Statements of Operations:
            Three Month Periods Ended May 1, 1994 and
            May 2, 1993                                                     4

          Condensed Consolidated Statements of Cash Flows:
            Three Month Periods Ended May 1, 1994 and May 2, 1993           5

          Notes to Condensed Consolidated Financial
            Statements                                                      6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8


PART II.  OTHER INFORMATION

Item 2.        Changes in Securities                                       11

Item 4.        Submission of Matters to a Vote of Security Holders         11

Item 6.        Exhibits and Reports on Form 8-K                            12

Signatures                                                                 13

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENT

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                          MAY 1,    JANUARY 30,
                                                           1994        1994
                                                        ----------- ----------
                                                        (UNAUDITED)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $   34,467  $   75,588
  Accounts receivable, net                                 13,801      13,245
  Inventories                                              86,139      82,494
  Prepaid expenses and other                                8,717       6,575
  Assets held for disposal                                  6,133       6,133
                                                       ----------  ----------

  Total current assets                                    149,257     184,035

PROPERTY, PLANT AND EQUIPMENT, net                        115,603     105,874
OTHER ASSETS, net                                          19,784      19,826
                                                       ----------  ----------
  Total assets                                         $  284,644  $  309,735
                                                       ----------  ----------
                                                       ----------  ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Account payable, accrued and other liabilities       $   64,416  $   56,818
  Notes payable                                               782       1,494
  Current portion of capital leases
    and long term debt                                        746      30,727
                                                       ----------  ----------

  Total current liabilities                                65,944      89,039

OTHER LIABILITIES, net of current portion                   1,448       2,596
CAPITAL LEASES AND LONG-TERM DEBT,
     net of current portion                               136,758     156,273
                                                       ----------  ----------
  Total liabilities                                       204,150     247,908
                                                       ----------  ----------

STOCKHOLDERS' EQUITY:
  Common stock                                                 70          69
  Preferred stock                                               8          --
  Additional paid-in-capital                               91,845      72,275
  Less notes receivable from
    sale of common stock                                     (166)       (171)
  Accumulated deficit                                     (11,263)    (10,346)
                                                       ----------  ----------

  Total equity                                             80,494      61,827
                                                       ----------  ----------

  Total liabilities and stockholders' equity           $  284,644  $  309,735
                                                       ----------  ----------
                                                       ----------  ----------


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                         THREE MONTHS ENDED
                                                       ----------------------
                                                         MAY 1,      MAY 2,
                                                          1994        1993
                                                       ----------  ----------

Sales                                                  $   96,555  $   90,361
Cost of goods sold                                         61,949      58,413
                                                       ----------  ----------

  Gross margin                                             34,606      31,948

Selling, general and administrative expenses               28,818      25,638
Pre-opening expenses                                        3,766         161
                                                       ----------  ----------

  Operating income                                          2,022       6,149

Interest expense                                            2,939       4,163
                                                       ----------  ----------

  Income (loss) before provision for income taxes
     and extraordinary item                                  (917)      1,986

Income tax provision (benefit)                                 --          --
                                                       ----------  ----------

  Income (loss) before extraordinary item                    (917)      1,986

Extraordinary item                                             --      (5,363)
                                                       ----------  ----------

  Net loss                                                   (917)     (3,377)

Preferred stock dividends                                     217         814
                                                       ----------  ----------

  Net loss available to common stock                   $   (1,134) $   (4,191)
                                                       ----------  ----------
                                                       ----------  ----------

Income (loss) per common and equivalent share:
  Income (loss) before extraordinary item              $    (0.16) $     0.40
  Extraordinary item                                           --       (1.83)
                                                       ----------  ----------

  Net loss                                             $    (0.16) $    (1.43)
                                                       ----------  ----------
                                                       ----------  ----------
Weighted average number of common and
  common equivalent shares outstanding                      6,969       2,928
                                                       ----------  ----------
                                                       ----------  ----------


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)




                                                                            THREE MONTHS ENDED
                                                                      -------------------------------
                                                                      MAY 1, 1994         MAY 2, 1993
                                                                      -----------        ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $     (917)         $   (3,377)
  Non-cash adjustments to net loss-
    Depreciation and amortization                                          1,867               1,684
    Accretion of debt discount                                                --                  19
    Loss on asset disposals                                                   --                  23
    Write-off of deferred financing costs                                     --               1,315
    Premium on repayment of subordinated debentures                           --               4,048
  Changes in assets and liabilities-
    Increase (decrease) in accounts receivable                              (556)                 17
    Increase in inventories                                               (3,645)             (1,323)
    Increase (decrease) in prepaid expenses and other                     (2,142)                548
    Increase in accounts payable, accrued and other liabilities            8,737               2,073
                                                                      ----------          ----------
     Total Adjustments                                                     4,261               8,404
                                                                      ----------          ----------
      Net cash provided by operating activities                            3,344               5,027
                                                                      ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net                        (11,200)             (1,349)
                                                                      ----------          ----------
        Net cash used in investing activities                            (11,200)             (1,349)
                                                                      ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from public stock offering                                     --              48,624
  Proceeds from issuance of preferred stock                               19,400                  --
  Common stock issued upon exercise of warrants                              439                  --
  Payment of notes receivable from sale of capital stock                       5                   3
  Principal payments on capital leases and long-term debt                (49,496)            (44,700)
  Premium on redemption of long term debt                                 (2,287)             (4,048)
  Payment of preferred stock dividend                                         --              (2,500)
  Transaction costs                                                         (594)                (54)
  Proceeds (repayment) of notes payable, net                                (712)              1,921
  Repurchase of capital stock                                                 --                  (6)
                                                                      ----------          ----------
        Net cash used in financing activities                            (33,265)               (760)
                                                                      ----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (41,121)              2,918

CASH AND CASH EQUIVALENTS, beginning of period                            75,588               4,475
                                                                      ----------          ----------

CASH AND CASH EQUIVALENTS, end of period                              $   34,467          $    7,393
                                                                      ----------          ----------
                                                                      ----------          ----------



              The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended January 30, 1994 included in the Company's Form 10-K.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.


2.  EARNINGS PER SHARE

Net income (loss) per common and equivalent share is computed by dividing net income (loss) available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and equivalent shares include common stock issuable upon exercise of stock options and warrants (using the treasury stock method) less shares assumed repurchase with the proceeds from the management notes. Equivalents included in the weighted average number of shares assume the conversion of options outstanding under the Nonqualified Stock Option Plan and the warrants, unless antidilutive. Certain options granted to the President are excluded from the calculation due to their contingent nature.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued by the Company during the 12-month period prior to the initial public offering and stock options and warrants granted during the same period for which a measurement date has been established have been included in the calculation of common and common equivalent shares using the treasury stock method as if they were outstanding for all applicable periods.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  PREFERRED STOCK ISSUANCE AND REDEMPTION OF LONG-TERM DEBT

On February 25, 1994, the Company consummated a series of transactions consisting of the following:

1. Issuing to an affiliate 800,000 shares of 6% Cumulative Convertible Preferred Stock at a price of $24.25 per share ("Preferred Stock Offering").

2. Retirement of the remaining $19.3 million 14.5% Senior Subordinated Discount Notes with the proceeds of the preferred stock issuance.

3. Retirement of $30.0 million 9.0% Senior Notes ("Old Senior Notes") with proceeds from the offering of 9 3/8% Senior Notes ("Notes") which were issued in January, 1994.


4.   INCREASE IN AUTHORIZED SHARES OF STOCK

On May 20, 1994 the stockholders approved an increase in the number of shares of Common Stock that the Company is authorized to issue from 8,000,000 to 16,000,000.


5.   PRE-OPENING EXPENSES

Costs relating to the preparation and opening of new stores are expensed as incurred. These expenses consist principally of store merchandising and stocking expenses, personnel recruitment and training costs and grand opening advertising and promotional expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



GENERAL

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

The Company has incurred substantial pre-opening expenses in connection with opening the nine Expansion store sites which will approximate $5.6 million in fiscal 1994. Four of these stores were opened late in the first quarter of fiscal 1994 and the five remaining stores were opened in May, 1994. These pre-opening expenses, which consist principally of store merchandising and stocking expenses, personnel recruitment and training costs and grand-opening advertising and promotional expenses, commenced in the fourth quarter of fiscal 1993 and will continue into the second quarter of 1994.

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


RESULTS OF OPERATIONS

The following table sets forth selected results of operations as percentages of sales for the periods indicated:


                                                                                           THREE MONTHS ENDED
                                                                                       --------------------------
                                                                                       MAY 1, 1994    MAY 2, 1993
                                                                                       -----------    -----------

Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          100.0%         100.0%
Gross Margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35.8           35.4
Selling, general and administrative expenses . . . . . . . . . . . . . . . . . .           29.8           28.4
Pre-opening expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3.9            0.2
                                                                                          -----          -----
Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.7            4.7
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3.0            4.6
                                                                                          -----          -----
Income (loss) before provision for income taxes and extraordinary item . . . . .           (0.9)           2.2
Income tax provision (benefit) . . . . . . . . . . . . . . . . . . . . . . . . .             --             --
                                                                                          -----          -----
Income before extraordinary item . . . . . . . . . . . . . . . . . . . . . . . .           (0.9)           2.2
Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           (5.9)
                                                                                          -----          -----
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (0.9)%         (3.7)%
                                                                                          -----          -----
                                                                                          -----          -----


Sales for the first quarter ended May 1, 1994 increased 6.9% to $96.6 million from $90.4 million in the first quarter of 1993. Increased sales as a result of eight new stores opened since the first quarter of 1993 were partially offset by a 1.5% decrease in comparable store sales. The comparable store sales decrease reflects the unseasonably cloudy and rainy weather which occurred during the last two weeks of the 1994 first quarter.

Gross margin increased $2.7 million from $31.9 million for the first quarter of fiscal 1993 to $34.6 million for the comparable period of fiscal 1994. As a percentage of sales gross margin increased from 35.4% for the first quarter of fiscal 1993 to 35.8% for the first quarter of fiscal 1994. The increase in gross margin percentage resulted from an increase in purchase markup due mainly to a reduction in the cost of merchandise, as well as reduced permanent markdowns and inventory shrinkage provision.

Selling, general and administrative expenses for the first quarter of fiscal 1994 were 29.8% of sales compared with 28.4% of sales for the first quarter of fiscal 1993, an increase of 1.4% of sales. The increase is partially attributable to rent and payroll costs of the eight new stores opened since the first quarter of fiscal 1993. The negative impact of the comparable store sales decline on the sales base also contributed to higher selling, general and administrative expenses as a percentage of sales.

Operating income decreased by $4.1 million from $6.1 million for the first quarter of 1993 to $2.0 million for the comparable period of 1994, primarily due to a $3.6 million increase in pre-opening expenses associated with the Company's increased expansion program. Pre-opening expenses are expensed as incurred. For the first quarter of 1994, pre-opening expenses included $2.0 million related to the four stores opened late in that quarter and $1.8 million related to subsequent store openings.

Interest expense decreased from $4.2 million for the first quarter of fiscal 1993 to $2.9 million for the first quarter 1994. Interest expense for the first quarter of 1994 excludes $0.7 million of construction period interest that was capitalized on new store construction projects, which in subsequent periods will be expensed. The first quarter of 1994 also included additional interest income of $0.2 million.

The Company did not record a tax provision or tax benefit as a result of the benefit of net operating loss carryforwards against which a valuation allowance has previously been provided.

The results of operations for the first quarter of fiscal 1993 include an extraordinary charge of $5.4 million from the early extinguishment of $44.7 million of 14.5% Subordinated Notes on April 30, 1993.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program, and debt service on indebtedness.

Orchard Supply's funded debt obligations include (i) up to $20.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (the "Financing Agreement") (with an $8.0 million sublimit for guarantees of letters of credit) of which no borrowings and $6.3 million of guarantees of letters of credit were outstanding as of May 1, 1994, (ii) $21.2 million outstanding under a store mortgage facility, (iii) $13.7 million aggregate principal amount of warehouse mortgage notes, (iv) $1.0 million of store mortgages assumed in connection with the acquisition of a former Builders Emporium store site and (v) $100.0 million aggregate principal amount of Notes. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that the company maintain certain financial ratios and satisfy certain financial tests and limitations on the Company's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. As of May 1, 1994, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments.

On February 25, 1994, the Company used the proceeds of the Preferred Stock Offering to redeem the remaining 14.5% Subordinated Notes at their stated redemption price of 107.25% of their principal amount, resulting in a call premium of $1.4 million which was paid with available cash from operations. The net proceeds from the Notes were applied as follows: (i) $30.9 million to retire the Old Senior Notes at their stated redemption price of 103.0% of the principal amount thereof, (ii) $20.0 million to repay additional borrowings under the Financing Agreement used to finance the Expansion, (iii) $35.0 million to fund additional investments required to open the nine Expansion stores and (iv) the remainder for general corporate purposes. Aggregate scheduled principal repayments on the above debt for fiscal 1994, 1995 and 1996 are $0.7 million, $1.7 million and $2.0 million, respectively.

The Company's business strategy requires that it maintain broad product lines and large inventories, however, the effect of this strategy on working capital is somewhat minimized through the receipt of trade credit. The Company's working capital is also affected by accounts receivable arising from its proprietary credit card which had an average monthly balance for fiscal 1993 of $11.3 million. The Company will fund its working capital needs through a combination of funds from operations and borrowings under the Financing Agreement. The Financing Agreement permits borrowings based on percentages of the Company's eligible inventory and accounts receivable and is to be used for working capital and general corporate purpose. As of May 1, 1994, Orchard had no outstanding borrowings and $6.3 million in letter of credit guarantees and had additional borrowing capacity under the Financing Agreement of $13.7 million. The Financing Agreement remains effective through October 29, 1995.

In connection with Orchard's expansion plans, the Company anticipates capital expenditures of approximately $900,000 for furniture, fixtures and equipment for each new store opened, a portion of which may be leased under operating leases. Pre-opening expenses for the nine Expansion stores (approximately $6.1 million in the aggregate) will average approximately $750,000 for the six metropolitan Los Angeles stores and $540,000 for the remaining stores. The Company expects that for its subsequent metropolitan Los Angeles stores, pre-opening expenses will average approximately $600,000 (compared to $450,00 in its Northern and Central California markets). The initial inventory requirement for new stores net of trade credit is estimated at $900,000 per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $500,000 to $1,200,000 per store. If the Company elects to purchase the real estate, the capital expenditure would range from approximately $2,500,000 for owned store improvements constructed on leased land to $4,000,000
- - - $6,000,000 if the entire property were to be owned by the Company. The Company's capital expenditure plan for fiscal 1994 assumes three owned stores, 10 leased stores and the construction of one store on a ground lease.

The Company's three-year capital expenditure plan for fiscal 1994 through 1996 provides for annual capital expenditures of $19.4 million, $10.9 million to $12.8 million (depending on the actual number of stores opened during the period) and $13.5 million, respectively. The 1994 plan includes approximately $2.2 million for furniture, fixtures and equipment and $7.4 million for tenant improvements for all the Expansion stores combined. This capital expenditure plan includes the expenditures of approximately $2.0 million to $2.5 million annually for the maintenance of existing facilities. The remainder of the annual budgeted amounts will be used primarily for the opening of other new stores, including new stores fixtures and leasehold improvements with respect to the new stores, and computer equipment. The Company has historically financed some of its equipment through operating leases, and expects to be able to procure such financing in the future. The inability of the Company to procure such financing for its capital expenditure program may have a negative impact on the ability of the company to make capital expenditures.

                           PART II - OTHER INFORMATION



ITEM 2.     CHANGES IN SECURITIES

     On February 25, 1994 the Company issued 800,000 shares of 6% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"). Pursuant to the Certificate of Designation of Rights and Preferences of the Preferred Stock dated February 3, 1994, Exhibit 4.7 to the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 1993, the Preferred Stock enjoys certain priorities and preferences with respect to the Common Stock, including: (a) priority with respect to dividends, (b) priority with respect to liquidation preference and (c) the right to elect two additional directors of the Company whenever dividends are in arrears in an amount equal to at least six quarterly dividends (whether or not consecutive).


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 20, 1994 to
(1) elect eight Directors to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified, (2) approve an amendment to Article Fourth of the Certificate of Incorporation of the Company (the "Amendment") to increase the number of shares of capital stock and Common Stock that the Company is authorized to issue to 18,000,000 shares and 16,000,000 shares, respectively, (3) approve the adoption of the 1993 Stock Option Plan (the "Plan") and (4) ratify the appointment of Arthur Andersen & Co. as the Company's independent auditors (the "Auditors") for the fiscal year ending January 29, 1995.

     All eight nominees were duly elected. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each nominee:


                                                                ABSTENTIONS
                                               AGAINST OR       AND BROKER
    NOMINEE                       FOR           WITHHELD         NONVOTES
- - ---------------------          ---------       ----------       -----------
Bradford M. Freeman            5,644,573         14,104              0
Morton Godlas                  5,643,673         15,004              0
Stephen M. Hilberg             5,644,573         14,104              0
Maynard Jenkins                5,644,323         14,354              0
J. Frederick Simmons           5,644,073         14,604              0
Ronald P. Spogli               5,641,973         16,704              0
William E. Walsh               5,642,373         16,304              0
William M. Wardlaw             5,644,073         14,604              0

     The Amendment was duly approved. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the Amendment:

                                                                ABSTENTIONS
                                               AGAINST OR       AND BROKER
                                  FOR           WITHHELD         NONVOTES
                               ---------       ----------       -----------
                               5,564,180         39,695           54,802

     The adoption of the Plan was duly approved. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the adoption of the Plan:

                                                                ABSTENTIONS
                                               AGAINST OR       AND BROKER
                                  FOR           WITHHELD         NONVOTES
                               ---------       ----------       -----------
                               4,118,168        525,708          1,014,801

     The appointment of the Auditors was duly ratified. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the appointment of the Auditors:

                                                                ABSTENTIONS
                                               AGAINST OR       AND BROKER
                                  FOR           WITHHELD         NONVOTES
                               ---------       ----------       -----------
                               5,643,888          4,018           10,771


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit
Number
- - -------

  3.1 Certificate of Incorporation of Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation) as amended through May 23, 1994.

 10.1 Sixth Amendment to Note Agreement dated as of April 27, 1994 by and among Orchard Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.

 10.2 Form of Seventh Amendment to Note Agreement by and among Orchard Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.


     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION





Date:      June 10, 1994                     By:  /s/ Maynard Jenkins
       -----------------------------              ---------------------------
                                                  Maynard Jenkins
                                                  Chief Executive Officer






Date:      June 10, 1994                     By:  /s/ Stephen M. Hilberg
       -----------------------------              ---------------------------
                                                  Stephen M. Hilberg
                                                  Chief Financial Officer and
                                                  Vice President Finance

                                  EXHIBIT INDEX

Exhibit
Number    Description
- - ------    -----------

  3.1 Certificate of Incorporation of Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation) as amended through May 23, 1994.

 10.1 Sixth Amendment to Note Agreement dated as of April 27, 1994 by and among Orchard Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.

 10.2 Form of Seventh Amendment to Note Agreement by and among Orchard Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.