Form 10-Q
period 1994-07-31
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1994-09-14
CIK 896842

                                    FORM 10-Q
                               __________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1994

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .
                               --------------------    -------------------

                      Commission file number    0-21182
                                             -------------

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  95-4214109
- - -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


6450 Via Del Oro, San Jose, California                    95119
- - --------------------------------------      ------------------------------------
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

                               Yes  X     No
                                   ----      ----

At July 31, 1994 there were 6,983,121 shares of the registrant's Common Stock, $0.01 par value, outstanding.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY


                                      INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets:
            July 31, 1994 and January 30, 1994                              3

          Condensed Consolidated Statements of Income:
            Three Month and Six Month Periods Ended
            July 31, 1994 and August 1, 1993                                4

          Condensed Consolidated Statements of Cash Flows:
            Six Month Periods Ended July 31, 1994 and
            August 1, 1993                                                  5

          Notes to Condensed Consolidated Financial
            Statements                                                      6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 14

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENT

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      July 31,      January 30,
                                                       1994            1994
                                                    ------------   -------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $   27,795      $   75,588
  Accounts receivable, net                              15,739          13,245
  Inventories                                           89,283          82,494
  Prepaid expenses and other                             9,213           6,575
  Assets held for disposal                               6,133           6,133
                                                    -----------    ------------

  Total current assets                                 148,163         184,035

PROPERTY, PLANT AND EQUIPMENT, net                     120,479         105,874
OTHER ASSETS, net                                       20,810          19,826
                                                    -----------    ------------
  Total assets                                      $  289,452      $  309,735
                                                    -----------    ------------
                                                    -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, accrued and other liabilities   $   65,536      $   56,818
  Notes payable                                          1,592           1,494
  Current portion of capital leases
    and long term debt                                   1,680          30,727
                                                    -----------    ------------

  Total current liabilities                             68,808          89,039

OTHER LIABILITIES, net of current portion                1,583           2,596
CAPITAL LEASES AND LONG-TERM DEBT,
     net of current portion                            135,645         156,273
                                                    -----------    ------------
  Total liabilities                                    206,036         247,908
                                                    -----------    ------------

STOCKHOLDERS' EQUITY:
  Common stock                                              70              69
  Preferred stock                                            8              --
  Additional paid-in-capital                            91,452          72,275
  Less notes receivable from
    sale of common stock                                  (156)           (171)
  Accumulated deficit                                   (7,958)        (10,346)
                                                    -----------    ------------

  Total equity                                          83,416          61,827
                                                    -----------    ------------

  Total liabilities and stockholders' equity        $  289,452      $  309,735
                                                    -----------    ------------
                                                    -----------    ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)



                                                  Three Months Ended        Six Months Ended
                                               -----------------------  ------------------------
                                                July 31,    August 1,     July 31,     August 1,
                                                 1994         1993         1994          1993
                                               ---------    ---------    ---------    ---------
Sales                                          $ 125,566    $ 101,206    $ 222,121    $ 191,567
Cost of goods sold                                80,596       65,465      142,545      123,878
                                              ----------    ---------    ---------    ---------

   Gross margin                                   44,970       35,741       79,576       67,689

Selling, general and administrative expenses      35,941       26,747       64,759       52,385
Pre-opening expenses                               2,612        1,086        6,378        1,247
                                              ----------    ---------    ---------    ---------

   Operating income                                6,417        7,908        8,439       14,057

Interest expense                                   3,112        2,368        6,051        6,531
                                              ----------    ---------    ---------    ---------

   Income before provision for income taxes
      and extraordinary item                       3,305        5,540        2,388        7,526

Income tax provision                                  --           --           --           --
                                              ----------    ---------    ---------    ---------

   Income before extraordinary item                3,305        5,540        2,388        7,526

Extraordinary item                                    --           --           --       (5,363)
                                              ----------    ---------    ---------    ---------

   Net income                                      3,305        5,540        2,388        2,163

Preferred stock dividends                            303           --          520          814
                                              ----------    ---------    ---------    ---------

   Net income available to common stock        $   3,002    $   5,540    $   1,868    $   1,349
                                              ----------    ---------    ---------    ---------
                                              ----------    ---------    ---------    ---------

Income per common and equivalent share:
   Income before extraordinary item            $    0.43    $    0.80    $    0.27    $    1.36
   Extraordinary item                                 --           --           --        (1.09)
                                              ----------    ---------    ---------    ---------

   Net income                                  $    0.43    $    0.80    $    0.27    $    0.27
                                              ----------    ---------    ---------    ---------
                                              ----------    ---------    ---------    ---------
Weighted average number of common and
   common equivalent shares outstanding            6,998        6,940        6,983        4,934
                                              ----------    ---------    ---------    ---------
                                              ----------    ---------    ---------    ---------


The accompanying notes are an integral part of these condensed consolidated financial statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                        Six Months Ended
                                                                 ------------------------------
                                                                 July 31, 1994   August 1, 1993
                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     2,388     $     2,163
  Non-cash adjustments to net income--
    Depreciation and amortization                                       3,887           3,323
    Accretion of debt discount                                             --              38
    Loss on asset disposals                                               758              23
    Write-off of deferred financing costs                                  --           1,315
    Premium on repayment of subordinated debentures                        --           4,048
  Changes in assets and liabilities--
    Increase in accounts receivable                                    (2,494)         (1,655)
    (Increase) decrease in inventories                                 (6,789)          3,622
    Increase in prepaid expenses and other                             (2,638)           (503)
    Increase in accounts payable, accrued and other liabilities         9,992           1,947
                                                                  -----------     -----------
      Total Adjustments                                                 2,716          12,158
                                                                  -----------     -----------
        Net cash provided by operating activities                       5,104          14,321
                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net                     (19,846)         (4,656)
                                                                  -----------     -----------
        Net cash used in investing activities                         (19,846)         (4,656)
                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from public stock offering                                  --          48,529
  Proceeds from issuance of preferred stock                            19,400              --
  Common stock issued upon exercise of warrants and options               439              19
  Payment of notes receivable from sale of capital stock                   15               3
  Principal payments on capital leases and long-term debt             (49,675)        (44,860)
  Premium on redemption of long term debt                              (2,287)         (4,048)
  Payment of preferred stock dividend                                    (360)         (2,500)
  Transaction costs                                                      (681)            (44)
  Proceeds (repayment) of notes payable, net                               98            (436)
  Repurchase of capital stock                                              --              (6)
                                                                  -----------     -----------
        Net cash provided by (used in) financing activities            33,051          (3,343)
                                                                  -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (47,793)          6,322

CASH AND CASH EQUIVALENTS, beginning of period                         75,588           4,475
                                                                  -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                          $    27,795     $    10,797
                                                                  -----------     -----------
                                                                  -----------     -----------


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


2.  EARNINGS PER SHARE

Net income (loss) per common and equivalent share is computed by dividing net income (loss) available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and equivalent shares include common stock issuable upon exercise of stock options and warrants (using the treasury stock method) less shares assumed repurchased with the proceeds from the management notes. Equivalents included in the weighted average number of shares assume the conversion of options outstanding under the Nonqualified Stock Option Plan and the warrants, unless antidilutive. Certain options granted to the President are excluded from the calculation due to their contingent nature.

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

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  PREFERRED STOCK ISSUANCE AND REDEMPTION OF LONG-TERM DEBT

On February 25, 1994, the Company consummated a series of transactions consisting of the following:

1. Issuance to an affiliate of 800,000 shares of 6% Cumulative Convertible Preferred Stock at a price of $24.25 per share ("Preferred Stock Offering").

2. Retirement of the remaining $19.3 million 14.5% Senior Subordinated Discount Notes with the proceeds from the Preferred Stock Offering.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



GENERAL

The Company completed the acquisition of six former Builders Emporium store sites (Pasadena, Burbank, Van Nuys and Hollywood in metropolitan Los Angeles, and Pismo Beach and Redding in Central and Northern California, respectively) on November 16, 1993 and completed the acquisition of three other sites (South Pasadena and West Los Angeles in metropolitan Los Angeles and Goleta in the Santa Barbara area) on December 22, 1993 (the "Expansion").

The Company has incurred substantial pre-opening expenses in connection with opening the nine Expansion store sites which will approximate $5.1 million in fiscal 1994. Four of these stores were opened late in the first quarter of fiscal 1994 and the five remaining stores were opened in May, 1994. These pre-opening expenses, which consist principally of store merchandising and stocking expenses, personnel recruitment and training costs and grand-opening advertising and promotional expenses, commenced in the fourth quarter of fiscal 1993 and continued into the second quarter of 1994.

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

RESULTS OF OPERATIONS

The following table sets forth selected results of operations as percentages of sales for the periods indicated:

                         Three Months Ended    Six Months Ended
                        -------------------- --------------------
                        July 31,   August 1,  July 31,  August 1,
                          1994        1993      1994       1993
                        --------   ---------  --------  ---------
Sales                    100.0%     100.0%      100.0%    100.0%

Gross margin              35.8       35.3        35.8      35.3

Selling general and
  administrative
  expenses                28.6       26.4        29.2      27.3
Pre-opening expense        2.1        1.1         2.9       0.7
                         -----      -----       -----     -----
Operating income           5.1        7.8         3.8       7.3

Interest expense, net      2.5        2.3         2.7       3.4
                         -----      -----       -----     -----
Income before provision
  for income taxes and
  extraordinary item       2.6        5.5         1.1       3.9

Income tax provision         -          -           -         -
                         -----      -----       -----     -----
Income before extra-
  ordinary items           2.6        5.5         1.1       3.9

Extraordinary items          -          -           -      (2.8)
                         -----      -----       -----     -----
Net income                 2.6%       5.5%        1.1%      1.1%
                         -----      -----       -----     -----
                         -----      -----       -----     -----


THREE MONTHS ENDED JULY 31, 1994 AND AUGUST 1, 1993

Sales for the second quarter ended July 31, 1994 increased by 24.1% to $125.6 million from $101.2 million in the second quarter of 1993. Increased sales from 14 new stores opened since the second quarter of last year were partially offset by a 3.0% decrease in comparable store sales. The comparable store sales decrease reflects both the unseasonably rainy weather in Northern California during the first three weeks of May, 1994 and the impact of eight competing warehouse home centers that opened in Orchard markets, principally in the second half of 1993.

Gross margin increased $9.2 million from $35.7 million for the second quarter of fiscal 1993 to $45.0 million for the comparable period this year. Gross margin as a percent of sales increased from 35.3% for the second quarter of fiscal 1993 to 35.8% for the second quarter of fiscal 1994. The increase in gross margin percentage resulted from an increase in purchase markup due mainly to a reduction in the cost of merchandise as well as reduced permanent markdowns and inventory shrinkage provision.

Selling, general and administrative expenses for the second quarter of fiscal 1994 were 28.6% of sales compared with 26.4% of sales for the second quarter of fiscal 1993, an increase of 2.2% of sales. The increase is partially attributable to higher rent and payroll costs as a percent of sales of the fourteen new stores opened since the first quarter of fiscal 1993 which have not yet achieved sales maturity. The negative impact of the comparable store sales decline on the sales base also contributed to higher selling, general and administrative expenses as a percent of sales.

Operating income decreased by $1.5 million from $7.9 million for the second quarter of 1993 to $6.4 million for the comparable period of 1994, primarily due to a $1.5 million increase in pre-opening expenses associated with the Company's increased expansion program. Pre-opening expenses are expensed as incurred.

Interest expense increased from $2.4 million for the second quarter of fiscal 1993 to $3.1 million for the second quarter of fiscal 1994. The increase is due primarily to additional interest resulting from the issuance by the Company in January 1994 of $100 million aggregate principal amount of 9 3/8% Notes which was partially offset by reduced interest due to the retirement of $19.3 million of 14.5% Senior Subordinated Discount Notes and $30.0 million of 9% Old Senior Notes on February 25, 1994.

The Company did not record a tax provision or tax benefit as a result of the benefit of net operating loss carry forwards against which a valuation allowance has previously been provided.


SIX MONTHS ENDED JULY 31, 1994 AND AUGUST 1, 1993

Sales for the six months ended July 31, 1994 increased by 15.9% to $222.1 million from $191.6 million in the comparable period of 1993. Comparable store sales declined 2.3% in the first half of 1994 due to unfavorable weather conditions in Northern California during a five week period in April and May 1994 and the impact of the eight warehouse home centers opened in 1993.

Gross margin increased $11.9 million from $67.7 million for the first six months of fiscal 1993 to $79.6 million for the comparable period of fiscal 1994. As a percentage of sales gross margin increased from 35.3% for the first six months of fiscal 1993 to 35.8% for the first six months of fiscal 1994. The increase in gross margin percentage resulted from an increase in purchase markup due mainly to a reduction in the cost of merchandise, as well as reduced permanent markdowns and inventory shrinkage provision.

Selling, general and administrative expenses for the first six months of fiscal 1994 were 29.2% of sales compared with 27.3% of sales for the first six months of fiscal 1993, an increase of 1.9% of sales. The increase is partially attributable to higher rent and payroll costs as a percent of sales of the 14 new stores opened since the first six months of fiscal 1993 which have not yet achieved sales maturity. The negative impact of the comparable store sales decline on the sales base also contributed to higher selling, general and administrative expenses as a percentage of sales.

Operating income decreased by $5.6 million from $14.1 million for the first six months of 1993 to $8.4 million for the comparable period of 1994, primarily due to a $5.1 million increase in pre-opening expenses associated with the Company's increased expansion program. Pre-opening expenses are expensed as incurred.

Interest expense decreased from $6.5 million for the first six months of 1993 to $6.1 million for the first six months of 1994. Additional interest expense of $0.7 million resulted from an increase in outstanding long term debt as discussed above. However, the Company capitalized $0.8 million of construction period interest of new store construction projects completed in the first and second quarters of 1994. The first six months of 1994 included additional interest income of $0.4 million.

The Company did not record a tax provision or tax benefit as a result of the benefit of net operating loss carryforwards against which a valuation allowance has previously been provided.

The results of operations for the first six months of fiscal 1993 include an extraordinary charge of $5.4 million from the early extinguishment of $44.7 million of 14.5% Subordinated Notes on April 30, 1993.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program, and debt service on indebtedness.

The Company's wholly-owned subsidiary, Orchard Supply Hardware Corporation ("Orchard Supply"), has funded debt obligations including (i) up to $20.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (the "Financing Agreement") (with an $8.0 million sublimit for guarantees of letters of credit) of which no borrowings and $6.3 million of guarantees of letters of credit were outstanding as of July 31, 1994, (ii) $21.0 million outstanding under a store mortgage facility, (iii) $13.7 million aggregate principal amount of warehouse mortgage notes, (iv)
$1.0 million of store mortgages assumed in connection with the acquisition of a former Builders Emporium store site and (v) $100.0 million aggregate principal amount of Notes. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that the company maintain certain financial ratios and satisfy certain financial tests and limitations on the Company's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. As of July 31, 1994, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments.

On February 25, 1994, the Company used the proceeds of the Preferred Stock Offering to redeem the remaining 14.5% Subordinated Notes at their stated redemption price of 107.25% of their principal amount, resulting in a call premium of $1.4 million which was paid with available cash from operations. The net proceeds from the Notes were applied as follows: (i) $30.9 million to retire the Old Senior Notes at their stated redemption price of 103.0% of the principal amount thereof, (ii) $20.0 million to repay additional borrowings under the Financing Agreement used to finance the Expansion, (iii) $35.0 million to fund additional investments required to open the nine Expansion stores and (iv) the remainder for general corporate purposes. Aggregate scheduled principal repayments on the Company's long term debt for fiscal 1994, 1995 and 1996 are $0.7 million, $1.7 million and $2.0 million, respectively.

The Company's business strategy requires that it maintain broad product lines and large inventories, however, the effect of this strategy on working capital is somewhat minimized through the receipt of trade credit. The Company's working capital is also affected by accounts receivable arising from its proprietary credit card which had an average monthly balance for fiscal 1993 of $11.3 million. The Company will fund its working capital needs through a combination of funds from operations and borrowings under the Financing Agreement. The Financing Agreement permits borrowings based on percentages of the Company's eligible inventory and accounts receivable and is to be used for working capital and general corporate purposes. As of July 31, 1994, Orchard Supply had no outstanding borrowings and $6.3 million in guarantees of letters of credit and had additional borrowing capacity under the Financing Agreement of $13.7 million. The Financing Agreement remains effective through October 29, 1995.

In connection with Orchard's expansion plans, the Company anticipates capital expenditures of approximately $900,000 for furniture, fixtures and equipment for each new store opened, a portion of which may be leased under operating leases. Pre-opening expenses for the nine Expansion stores (approximately $5.3 million in the aggregate) averaged approximately $650,000 for the six metropolitan Los Angeles stores and $450,000 for the remaining stores. The Company expects that for its subsequent metropolitan Los Angeles stores, pre-opening expenses will average approximately $600,000 (compared to $450,00 in its Northern and Central California markets). The initial inventory requirement for new stores net of trade credit is estimated at $900,000 per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $500,000 to $1,200,000 per store. If the Company elects to purchase the real estate, the capital expenditure would range from approximately $2,500,000 for owned store improvements constructed on leased land to $4,000,000
- - - $6,000,000 if the entire property were to be owned by the Company. The Company's capital expenditure plan for fiscal 1994 includes three owned stores, 10 leased stores and the construction of one store on a ground lease.

The Company's three-year capital expenditure plan for fiscal 1994, 1995 and 1996 provides for annual capital expenditures of $26.0 million, $10.9 million to $12.8 million (depending on the actual number of stores opened during the period) and $13.5 million, respectively. The 1994 plan includes approximately $2.2 million for furniture, fixtures and equipment and $7.4 million for tenant improvements for all the Expansion stores combined. This capital expenditure plan includes the expenditures of approximately $4.0 million to $4.5 million annually for the maintenance of existing facilities. The remainder of the annual budgeted amounts will be used primarily for the opening of other new stores, including fixtures and leasehold improvements with respect to the new stores, and computer equipment. The Company has historically financed some of its equipment through operating leases, and expects to be able to procure such financing in the future. The inability of the Company to procure such financing for its capital expenditure program may have a negative impact on the ability of the company to make capital expenditures.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                Exhibit
                Number
                -------

                  27.1 Financial Data Schedule for the Six Month Period Ended July 31, 1994.

         (b)    Reports on Form 8-K

                None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION





Date:        September 12, 1994              By:  /s/ Maynard Jenkins
       --------------------------------           ----------------------------
                                                  Maynard Jenkins
                                                  Chief Executive Officer






Date:        September 12, 1994              By:  /s/ Stephen M. Hilberg
       --------------------------------           ----------------------------
                                                  Stephen M. Hilberg
                                                  Chief Financial Officer and
                                                  Vice President Finance

                                 EXHIBIT INDEX



Exhibit
Number        Description
- - -------       -----------

27.1          Financial Data Schedule for the Six Month Period
              Ended July 31, 1994.
