Form 10-Q
period 1994-10-30
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1994-12-12
CIK 896842

                                    FORM 10-Q

                               ------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1994

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                      to                     .
                               --------------------    --------------------



                      Commission file number    0-21182
                                             -------------


                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                     95-4214109
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


6450 Via Del Oro, San Jose, California                     95119
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)



       (408) 281-3500
- ----------------------------
(Registrant's telephone number,
including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

At October 30, 1994 there were 6,983,121 shares of the registrant's Common Stock, $0.01 par value, outstanding.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY


                                      INDEX




PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets:
            October 30, 1994 and January 30, 1994                           3

          Condensed Consolidated Statements of Income:
            Three Month and Nine Month Periods Ended
            October 30, 1994 and October 31, 1993                           4

          Condensed Consolidated Statements of Cash Flows:
            Nine Month Periods Ended October 30, 1994 and
            October 31, 1993                                                5

          Notes to Condensed Consolidated Financial
            Statements                                                      6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 14

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENT

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                           October 30,         January 30,
                                                              1994                1994
                                                           -----------         -----------
                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $    17,495         $    75,588
  Accounts receivable, net                                      15,285              13,245
  Inventories                                                   97,355              82,494
  Prepaid expenses and other                                     8,013               6,575
  Assets held for disposal                                       6,133               6,133
                                                           -----------         -----------
  Total current assets                                         144,281             184,035

PROPERTY, PLANT AND EQUIPMENT, net                             126,955             105,874
OTHER ASSETS, net                                               18,795              19,826
                                                           -----------         -----------
  Total assets                                             $   290,031         $   309,735
                                                           -----------         -----------
                                                           -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, accrued and other liabilities          $    66,752         $    56,818
  Notes payable                                                    925               1,494
  Current portion of capital leases
    and long term debt                                           1,700              30,727
                                                           -----------         -----------

  Total current liabilities                                     69,377              89,039

OTHER LIABILITIES, net of current portion                        1,497               2,596
CAPITAL LEASES AND LONG-TERM DEBT,
    net of current portion                                     135,442             156,273
                                                           -----------         -----------
  Total liabilities                                            206,316             247,908
                                                           -----------         -----------

STOCKHOLDERS' EQUITY:
  Common stock                                                      70                  69
  Preferred stock                                                    8                  --
  Additional paid-in-capital                                    91,152              72,275
  Less notes receivable from
    sale of common stock                                          (155)               (171)
  Accumulated deficit                                           (7,360)            (10,346)
                                                           -----------         -----------

  Total equity                                                  83,715              61,827
                                                           -----------         -----------

  Total liabilities and stockholders' equity               $   290,031         $   309,735
                                                           -----------         -----------
                                                           -----------         -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Thousands, Except Per Share Data)


                                                           Three Months Ended              Nine Months Ended
                                                      ---------------------------     ---------------------------
                                                      October 30,     October 31,     October 30,     October 31,
                                                         1994            1993            1994            1993
                                                      -----------     -----------     -----------     -----------
Sales                                                 $   111,790     $    88,888     $   333,911     $   280,455
Cost of goods sold                                         70,747          56,751         213,292         180,629
                                                      -----------     -----------     -----------     -----------
   Gross margin                                            41,043          32,137         120,619          99,826

Selling, general and administrative expenses               36,665          26,637         101,424          79,022
Pre-opening expenses                                          595             466           6,973           1,713
                                                      -----------     -----------     -----------     -----------

   Operating income                                         3,783           5,034          12,222          19,091

Interest expense                                            3,185           2,565           9,236           9,096
                                                      -----------     -----------     -----------     -----------

   Income before provision for income taxes
      and extraordinary item                                  598           2,469           2,986           9,995

Income tax provision                                           --              --              --              --
                                                      -----------     -----------     -----------     -----------

   Income before extraordinary item                           598           2,469           2,986           9,995

Extraordinary item                                             --              --              --          (5,363)
                                                      -----------     -----------     -----------     -----------

   Net income                                                 598           2,469           2,986           4,632

Preferred stock dividends                                     303              --             823             814
                                                      -----------     -----------     -----------     -----------

   Net income available to common stock               $       295     $     2,469     $     2,163     $     3,818
                                                      -----------     -----------     -----------     -----------
                                                      -----------     -----------     -----------     -----------

Income per common and equivalent share:
   Income before extraordinary item                   $      0.04     $      0.35     $      0.31     $      1.64
   Extraordinary item                                          --              --              --           (0.96)
                                                      -----------     -----------     -----------     -----------

   Net income                                         $      0.04     $      0.35     $      0.31     $      0.68
                                                      -----------     -----------     -----------     -----------
                                                      -----------     -----------     -----------     -----------
Weighted average number of common and
   common equivalent shares outstanding                     6,990           6,970           6,985           5,613
                                                      -----------     -----------     -----------     -----------
                                                      -----------     -----------     -----------     -----------



The accompanying notes are an integral part of these condensed consolidated financial statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                   Nine Months Ended
                                                                          ------------------------------------
                                                                          October 30, 1994    October 31, 1993
                                                                          ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $          2,986    $          4,632
   Non-cash adjustments to net income-
      Depreciation and amortization                                                  6,110               5,062
      Accretion of debt discount                                                        --                  57
      Loss on asset disposals                                                          789                  65
      Write-off of deferred financing costs                                             --               1,315
      Premium on repayment of subordinated debentures                                   --               4,048
   Changes in assets and liabilities-
      Increase in accounts receivable                                               (2,040)             (1,433)
      Increase in inventories                                                      (14,861)             (3,959)
      Increase in prepaid expenses and other                                        (1,438)             (1,070)
      Increase in accounts payable, accrued and other liabilities                   11,122               4,722
                                                                          ----------------    ----------------
        Total Adjustments                                                             (318)              8,807
                                                                          ----------------    ----------------
          Net cash provided by operating activities                                  2,668              13,439
                                                                          ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment, net                                 (26,563)             (7,953)
                                                                          ----------------    ----------------
          Net cash used in investing activities                                    (26,563)             (7,953)
                                                                          ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from public stock offering                                              --              48,396
   Proceeds from issuance of preferred stock                                        19,400                  --
   Common stock issued upon exercise of warrants and options                           439                  58
   Payment of notes receivable from sale of capital stock                               16                 204
   Principal payments on capital leases and long-term debt                         (49,858)            (45,025)
   Premium on redemption of long term debt                                          (2,287)             (4,048)
   Payment of preferred stock dividend                                                (660)             (2,500)
   Transaction costs                                                                  (679)                (64)
   Repayment of notes payable, net                                                    (569)               (777)
   Repurchase of capital stock                                                          --                  (6)
                                                                          ----------------    ----------------
          Net cash provided by (used in) financing activities                      (34,198)             (3,762)
                                                                          ----------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (58,093)              1,724

CASH AND CASH EQUIVALENTS, beginning of period                                      75,588               4,475
                                                                          ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                  $         17,495    $          6,199
                                                                          ----------------    ----------------
                                                                          ----------------    ----------------


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


2.  EARNINGS PER SHARE

Net income (loss) per common and equivalent share is computed by dividing net income (loss) available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and common equivalent shares include common stock issuable upon exercise of stock options and warrants (using the treasury stock method) less shares assumed repurchased with the proceeds from the management notes. Common equivalents included in the weighted average number of shares assume the conversion of options outstanding under the Non-qualified Stock Option Plan and the warrants, unless antidilutive. Certain options granted to the President are excluded from the calculation due to their contingent nature.

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


5.  PRE-OPENING EXPENSES

Costs relating to the preparation and opening of new stores are expensed as incurred. These expenses consist principally of store merchandising and stocking expenses, personnel recruitment and training costs and grand-opening advertising and promotional expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



GENERAL

The Company completed the acquisition of six former Builders Emporium store sites (Pasadena, Burbank, Van Nuys and Hollywood in metropolitan Los Angeles, and Pismo Beach and Redding in Central and Northern California, respectively) on November 16, 1993 and completed the acquisition of three other sites (South Pasadena and West Los Angeles in metropolitan Los Angeles and Goleta in the Santa Barbara area) on December 22, 1993 (the "Expansion"). All of the Expansion stores were opened for business by May, 1994. In addition, the Company opened four stores in Northern California through the end of the third quarter of fiscal 1994 and one store in November, 1994 to complete its 1994 program of 14 store openings.

The Company has incurred substantial pre-opening expenses in connection with opening stores amounting to $6.9 million for the first nine months of 1994. These pre-opening expenses, consist principally of store merchandising and stocking expenses, personnel recruitment and training costs and grand-opening advertising and promotional expenses.

As the Company implements its new store opening program, operating expenses as a percent of sales for the new stores will initially be higher, adversely affecting overall operating margins until these new stores achieve sales maturity. In addition, the Company expects that it will generally experience higher marketing, distribution and occupancy costs in its new stores in the metropolitan Los Angeles market. The Company believes, however, that these higher expenses will be offset by higher sales at these stores than are typical of mature Orchard stores in Northern and Central California. The Company expects that the impact of these factors will be to reduce operating margins in fiscal 1994 and thereafter so long as the Company continues to open a large number of stores relative to its existing store base.

RESULTS OF OPERATIONS

The following table sets forth selected results of operations as percentages of sales for the periods indicated:

                                  Three Months Ended             Nine Months Ended
                              --------------------------    --------------------------
                              October 30,    October 31,    October 30,    October 31,
                                  1994           1993           1994           1993
                              -----------    -----------    -----------    -----------
Sales                             100.0%         100.0%         100.0%         100.0%

Gross margin                       36.7           36.2           36.1           35.6

Selling general and
  administrative
  expenses                         32.8           30.0           30.4           28.2
Pre-opening expense                 0.5            0.5            2.1            0.6
                                  -----          -----          -----          -----
Operating income                    3.4            5.7            3.7            6.8

Interest expense, net               2.8            2.9            2.8            3.2
                                  -----          -----          -----          -----
Income before provision
  for income taxes and
  extraordinary item                0.5            2.8            0.9            3.6

Income tax provision                 --             --             --             --
                                  -----          -----          -----          -----
Income before extra-
  ordinary items                    0.5            2.8            0.9            3.6

Extraordinary items                  --             --             --           (1.9)
                                  -----          -----          -----          -----
Net income                          0.5%           2.8%           0.9%           1.7%
                                  -----          -----          -----          -----
                                  -----          -----          -----          -----


THREE MONTHS ENDED OCTOBER 30, 1994 AND OCTOBER 31, 1993

Sales for the third quarter ended October 30, 1994 increased by 25.8% to $111.8 million from $88.9 million in the third quarter of 1993. The increase reflects 13 new stores opened since the third quarter of last year and a 0.4% increase in comparable store sales. Comparable store sales were impacted by the eight competing warehouse home centers that opened in Orchard markets, principally in the second half of 1993.

Gross margin increased $8.9 million from $32.1 million for the third quarter of fiscal 1993 to $41.0 million for the comparable period this year. Gross margin as a percent of sales increased from 36.2% for the third quarter of fiscal 1993 to 36.7% for the third quarter of fiscal 1994. The increase in gross margin percentage resulted from an increase in purchase markup due mainly to a reduction in the cost of merchandise as well as reduced permanent markdowns.

Selling, general and administrative expenses for the third quarter of fiscal 1994 were 32.8% of sales compared with 30.0% of sales for the third quarter of fiscal 1993, an increase of 2.8% of sales. The increase is attributable to higher advertising, rent and payroll costs as a percent of sales for the 13 new stores opened since the third quarter of fiscal 1993 which have not yet achieved sales maturity and higher administrative expense to accommodate the Company's rapid expansion. In addition, the limited magnitude of the increase in comparable store sales contributed to higher selling, general and administrative expenses as a percent of sales.

Operating income decreased by $1.2 million from $5.0 million for the third quarter of 1993 to $3.8 million for the comparable period of 1994, after pre-opening expenses of $0.6 million for the third quarter of fiscal 1994 and $0.5 million for the third quarter of fiscal 1993. Pre-opening expenses are expensed as incurred. The income decline is due primarily to the aforementioned comparable store sales performance and increase in administrative expense.

Interest expense increased from $2.6 million for the third quarter of fiscal 1993 to $3.2 million for the third quarter of fiscal 1994. The increase is due primarily to additional interest resulting from the issuance by the Company in January 1994 of $100 million aggregate principal amount of 9 3/8% Notes which was partially offset by reduced interest due to the retirement of $19.3 million of 14.5% Senior Subordinated Discount Notes and $30.0 million of 9% Old Senior Notes on February 25, 1994.

The Company did not record a tax provision or tax benefit as a result of the benefit of net operating loss carry forwards against which a valuation allowance has previously been provided.


NINE MONTHS ENDED OCTOBER 30, 1994 AND OCTOBER 31, 1993

Sales for the nine months ended October 30, 1994 were $333.9 million, a 19.1% increase over sales of $280.5 million for the comparable period of 1993. Comparable store sales declined 1.5% in the first nine months of 1994 due to unfavorable weather conditions in Northern California during a five week period in April and May 1994 and the impact of the eight warehouse home centers opened in 1993.

Gross margin increased $20.8 million from $99.8 million for the first nine months of fiscal 1993 to $120.6 million for the comparable period of fiscal 1994. As a percentage of sales gross margin increased from 35.6% for the first nine months of fiscal 1993 to 36.1% for the first nine months of fiscal 1994. The increase in gross margin percentage resulted from an increase in purchase markup due mainly to a reduction in the cost of merchandise, as well as reduced permanent markdowns.

Selling, general and administrative expenses for the first nine months of fiscal 1994 were 30.4% of sales compared with 28.2% of sales for the first nine months of fiscal 1993, an increase of 2.2% of sales. The increase is partially attributable to higher advertising, rent and payroll costs as a percent of sales for the 13 new stores opened since the first nine months of fiscal 1993 which have not yet achieved sales maturity. The negative impact of the comparable store sales decline on the sales base also contributed to higher selling, general and administrative expenses as a percentage of sales.

Operating income decreased $6.9 million from $19.1 million for the first nine months of 1993 to $12.2 million for the comparable period of 1994, primarily due to a $5.3 million increase in pre-opening expenses associated with the Company's increased expansion program.

Interest expense increased from $9.1 million for the first nine months of 1993 to $9.2 million for the first nine months of 1994. Additional interest cost of $1.5 million resulted from an increase in outstanding long term debt as discussed above. However, the Company capitalized an additional $0.9 million of construction period interest of new store construction projects completed in the first nine months of 1994. The first nine months of 1994 included additional interest income of $0.5 million.

The Company did not record a tax provision or tax benefit as a result of the benefit of net operating loss carryforwards against which a valuation allowance has previously been provided.

The results of operations for the first nine months of fiscal 1993 include an extraordinary charge of $5.4 million from the early extinguishment of $44.7 million of 14.5% Subordinated Notes on April 30, 1993.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program, and debt service on indebtedness.

The Company's wholly-owned subsidiary, Orchard Supply Hardware Corporation ("Orchard Supply"), has funded debt obligations including (i) up to $20.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (the "Financing Agreement") (with an $8.0 million sublimit for guarantees of letters of credit) of which no borrowings and $4.6 million of guarantees of letters of credit were outstanding as of October 30, 1994, (ii) $20.9 million outstanding under a store mortgage facility, (iii) $13.7 million aggregate principal amount of warehouse mortgage notes, (iv) $1.0 million of store mortgages assumed in connection with the acquisition of a former Builders Emporium store site and (v) $100.0 million aggregate principal amount of Notes. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that the company maintain certain financial ratios and satisfy certain financial tests and limitations on the Company's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. As of October 30, 1994, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments.


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

The Company's business strategy requires that it maintain broad product lines and large inventories, however, the effect of this strategy on working capital is somewhat minimized through the receipt of trade credit. The Company's working capital is also affected by accounts receivable arising from its proprietary credit card which had an average monthly balance for fiscal 1993 of $11.3 million. The Company will fund its working capital needs through a combination of funds from operations and borrowings under the Financing Agreement. The Financing Agreement permits borrowings based on percentages of the Company's eligible inventory and accounts receivable and is to be used for working capital and general corporate purposes. As of October 30, 1994, Orchard Supply had no outstanding borrowings and $4.6 million in guarantees of letters of credit and had additional borrowing capacity under the Financing Agreement of $15.4 million. The Financing Agreement remains effective through October 29, 1995.

In connection with Orchard's expansion plans, the Company anticipates capital expenditures of approximately $900,000 for furniture, fixtures and equipment for each new store opened, a portion of which may be leased under operating leases. Pre-opening expenses for the nine Expansion stores (approximately $5.3 million in the aggregate) averaged approximately $650,000 for the six metropolitan Los Angeles stores and $450,000 for the remaining stores. The Company expects that for its subsequent metropolitan Los Angeles stores, pre-opening expenses will average approximately $600,000 (compared to $450,00 in its Northern and Central California markets). The initial inventory requirement for new stores net of trade credit is estimated at $900,000 per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $500,000 to $1,200,000 per store. If the Company elects to purchase the real estate, the capital expenditure would range from approximately $2,500,000 for owned store improvements constructed on leased land to $4,000,000
- - $6,000,000 if the entire property were to be owned by the Company. The Company's capital expenditure plan for fiscal 1994 includes three owned stores, nine leased stores and the construction of two stores on ground leases.

The Company's three-year capital expenditure plan for fiscal 1994, 1995 and 1996 provides for annual capital expenditures of $27.0 million, $14.0 million and $15.9 million, respectively. The 1994 plan includes approximately $2.2 million for furniture, fixtures and equipment and $7.4 million for tenant improvements for all the Expansion stores combined. This capital expenditure plan includes the expenditures of approximately $4.0 million to $4.5 million annually for the maintenance of existing facilities. The remainder of the annual budgeted amounts will be used primarily for the opening of other new stores, including fixtures and leasehold improvements with respect to the new stores, and computer equipment. The Company has historically obtained some of its equipment through operating leases, and expects to be able to procure such arrangements in the future. The inability of the Company to procure such arrangements for its capital expenditure program may have a negative impact on the ability of the company to make capital expenditures.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

          EXHIBIT NUMBER

          27.1 Financial data schedule for the nine months ended October 30, 1994.

          (b)    Reports on Form 8-K.

                 None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION





Date:    December 12, 1994              By: /s/ Maynard Jenkins
      -----------------------               -----------------------------
                                              Maynard Jenkins
                                              Chief Executive Officer






Date:    December 12, 1994              By: /s/ Stephen M. Hilberg
      -----------------------               -----------------------------
                                              Stephen M. Hilberg
                                              Chief Financial Officer and
                                              Vice President-Finance

                                  EXHIBIT INDEX




Exhibit
Number         Description
- -------        -----------

27.1           Financial Data Schedule for the Nine Month Period
               Ended October 30, 1994.
