Form 10-K
period 1995-01-29
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1995-04-12
CIK 896842

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended January 29, 1995

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on March 31, 1995, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $40,721,645.

         The number of shares of the registrant's Common Stock outstanding at March 31, 1995 was 6,983,400 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held May 19, 1995 are incorporated by reference into Part III hereof.

================================================================================

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   For the fiscal year ended January 29, 1995

                                                                           Page
                                                                           ----
                                     PART I

Item 1.       Business ...........................................           5
Item 2.       Properties .........................................          12
Item 3        Legal Proceedings ..................................          13
Item 4.       Submission of Matters to a Vote of
                  Security Holders ...............................          13

                                     PART II

Item 5.       Market for Registrant's Common Equity
                  and Related Stockholder Matters ................          13
Item 6.       Selected Financial Data ............................          14
Item 7.       Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations .....................................          15
Item 8.       Financial Statements and Supplementary Data ........          20
Item 9.       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure .........          20

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant ..         21
Item 11.      Executive Compensation ..............................         21
Item 12.      Security Ownership of Certain Beneficial
                  Owners and Management ...........................         21
Item 13.      Certain Relationships and Related Transactions ......         21

                                     PART IV

Item 14.      Exhibits, Financial Statement
                  Schedules, and Reports on Form 8-K ..............         22

                                     PART I

ITEM 1.    BUSINESS.

         As used in this Annual Report on Form 10-K ("Form 10-K"), the term "Orchard Holding" refers to Orchard Supply Hardware Stores Corporation, a Delaware corporation, the term "Orchard Supply" refers to its wholly-owned subsidiary, Orchard Supply Hardware Corporation, a Delaware corporation, and unless the context indicates otherwise, the terms "Company" and "Orchard" refer to Orchard Holding and Orchard Supply and its predecessor company. Unless otherwise indicated, as used in this Form 10-K all references to a fiscal year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing January 31, 1994 and ending January 29, 1995 is referred to herein as fiscal 1994).

GENERAL

         As of March 1995, Orchard operates 57 hardware superstores which average approximately 40,000 square feet of interior and exterior selling space. All of the Company's stores are located in California. Orchard primarily targets the "fix-it" homeowner focused on repair and maintenance projects and is positioned in a unique niche between small, high-priced independent hardware retailers and large warehouse home center chains. Orchard strives to offer the service and convenience of a "mom and pop" hardware store and a greater depth and breadth of "fix-it" products in its core product categories than the large warehouse home center chains.

         Consistent with the Company's expansion strategy to increase market share in existing markets and to open stores in attractive new markets, the Company completed the acquisition of six former Builders Emporium store sites (Pasadena, Burbank, Van Nuys and Hollywood in metropolitan Los Angeles, and Pismo Beach and Redding in Central and Northern California, respectively) on November 16, 1993 and completed the acquisition of the three other sites (South Pasadena and West Los Angeles in metropolitan Los Angeles and Goleta in the Santa Barbara area) on December 22, 1993 (the "Expansion"). All nine Expansion stores were converted into the Orchard format and opened by May 1994. In addition, the Company opened five stores in Northern California through the end of fiscal 1994 to complete its fiscal 1994 program of 14 store openings.

         In order to improve the Company's capital structure and to enhance its financial flexibility, on February 25, 1994, Orchard Holding sold 800,000 shares of 6% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), with an aggregate liquidation preference of $20.0 million (the "Preferred Stock Offering") to an affiliate of Freeman Spogli & Co. Incorporated ("FS&Co."). The aggregate net proceeds of $19.3 million were contributed as common equity to Orchard Supply to fund the redemption of Orchard Supply's outstanding 14.5% Senior Subordinated Discount Notes (the "14.5% Subordinated Notes") at their stated redemption price of 107.25% of the principal amount thereof. After giving effect to the Preferred Stock Offering, FS&Co., through its affiliates, owns approximately 48.2% of the outstanding Common Stock, $.01 par value per share (the "Common Stock"), of the Company (assuming full conversion of the Preferred Stock).

INDUSTRY

         The home improvement industry caters primarily to homeowners interested in performing repairs, maintenance and minor remodeling projects on their homes. Retail sales of home improvement products have grown from $116.9 billion in 1993 to approximately $125.8 billion in 1994. The industry is highly fragmented and competitive and is comprised primarily of local independent retailers (those with five or fewer stores), traditional home improvement centers and warehouse home center chains. Local independent retailers compete on the basis of service and convenience, but typically offer small stores and relatively high prices. While home centers (which include warehouse home center chains with average store sizes in excess of 90,000 square feet and smaller traditional home improvement centers) target the customer involved in major remodeling and project-oriented home improvements, Orchard targets shoppers for "fix-it" products with its 40,000 square foot hardware superstores. This difference in business focus is evidenced by the fact that approximately one-third of the sales of a major warehouse competitor are building materials, lumber and floor and wall coverings as opposed to the less than 5% of Orchard's sales being attributable to these products.

BUSINESS STRATEGY

         Orchard's business strategy is to provide a broad merchandise selection, outstanding service, convenient, well organized stores and fair everyday pricing, thereby encouraging its customers to perceive Orchard as the primary destination for their "fix-it" needs.

         Broad Selection. Orchard offers a wide selection of brand name and private label merchandise, including many products not carried by its competitors, in its core areas of hardware, plumbing, electrical and garden and nursery. Orchard's stores carry approximately 45,000 stock keeping units ("SKUs") and maintain a high in-stock position (98% on average) to ensure the availability of its merchandise to customers. This breadth of selection contrasts with the Company's warehouse competitors, which typically carry only 25,000 to 33,000 SKUs.

         The following table sets forth the Company's percentage of sales by product category for the last three fiscal years:


                                                          FISCAL      FISCAL     FISCAL
         PRODUCT CATEGORY                                  1992        1993       1994
         ---------------------------------------------    ------      ------     ------
         Hardware ....................................      22.2%       22.8%     23.0%
         Plumbing ....................................      15.3        14.8      14.2
         Electrical ..................................      11.4        10.9      10.8
         Garden and Nursery ..........................      26.7        26.9      27.1
         Other .......................................      24.4        24.6      24.9
                                                           -----       -----      ----
         Total Sales .................................     100.0%      100.0%    100.0%
                                                           =====       =====     =====

         Hardware. Orchard carries a wide line of hardware products, including fasteners, power tools, hand tools and accessories. The Company stocks over 3,000 SKUs of nuts, bolts, screws and other fasteners, many of which are not carried by its competitors. Orchard offers these fasteners for sale in a variety of quantities, repackaging bulk shipments from its vendors at the Tracy, California distribution center for sale in smaller, more profitable unit counts. The Company also carries over 150 brand name power tools, including Black & Decker, Skil, Makita, Freud, Milwaukee, Bosch, Delta, DeWalt, Dremel, Wissota, Campbell Hausfeld, Homelite, McCulloch, Echo and Coleman Power Mate. Orchard offers over 1,200 different power tool accessories, such as drill bits and saw blades, which generate high gross margins and increase shopping frequency due to their consumable nature. Orchard further stocks an extensive selection of handtools, including 30 and 150 SKUs of pipe wrenches and hammers, respectively, and also offers replacement products for many of these tools, including handles.

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

         Other. In addition to the "fix-it" items above, the Company carries an extensive selection of housewares, paint, paint supplies, work gear and seasonal items, as well as certain destination items such as bottled water. The Company also offers a unique merchandise selection of impulse items which captures incremental sales from its frequent customer base and further differentiates Orchard from its competition.

         High Levels of Customer Service. The Company is committed to furnishing outstanding levels of customer service through knowledgeable, well trained personnel. Orchard seeks to hire personnel with prior repair and "fix-it" experience and provides its employees with extensive training. The Company requires all of its employees to pass written tests in their respective departments as a condition of employment and requires ongoing testing in other departments in order to be eligible for advancement. For example, the Company provides compensation incentives to its garden and nursery employees to become certified California Nurserymen. This certification, awarded by the California Association of Nurserymen, is based on completing 3,120 hours of relevant work experience and passing a test which displays proficiency in plant identification, landscape design and insect and weed control. As of January 29, 1995, the Company employed 50 certified California Nurserymen. In addition, Orchard provides its customers with the following value-added services which the Company believes create high customer loyalty.

         Pick-Up Stations. All Orchard stores operate convenient pick-up stations for hard-to-handle items. A customer may purchase oversized items by simply taking a pull-tag located at the product display rack within the store, checking out at the register and driving to the pick-up station, where an Orchard employee loads the product into the customer's vehicle.

         OSH Credit Card. Orchard offers a proprietary credit card to its retail and commercial customers to build customer loyalty. The Company had an average of 37,520 active accounts in fiscal 1994, which comprised approximately 12.4% of the Company's sales in that year. Approximately 83.6% of those credit card sales were attributable to commercial customers. The Company also offers its commercial customers added services such as the ability to selectively restrict their employee purchases and detailed descriptions of all purchases on a monthly basis.

         "How-To" Fairs. The Company conducts two annual "how-to" fairs in its existing market areas in Northern and Central California. These fairs are designed to provide customers with do-it-yourself ("DIY") information through vendor booths and specialized classes. Management estimates that its Santa Clara County "how-to" fair in February 1995, which featured Norm Abrams from the television programs "This Old House" and "The New Yankee Workshop," Dean Johnson and Robin Hartle from "Hometime" and Orchard's spokesman Richard Karn from "Home Improvement", attracted approximately 150,000 people.

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

         Eager Beaver Engine Shop. Orchard offers customers repair and maintenance service for power driven equipment such as lawn mowers, chain saws and edgers through its factory authorized service facility located at its Tracy, California distribution center. Customers can drop off the equipment to be repaired at their local Orchard store and pick it up, typically within seven days.

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

         This strategy of providing value, together with the Company's broad market presence achieved by operating more stores than any of its competitors within its markets, has resulted in strong name identification in its Northern and Central California markets and together with the Company's marketing campaign, its growing name identification in its Southern California market. The average customer purchase is approximately $18.

EXPANSION STRATEGY

         The Company's expansion strategy is to increase market share in existing markets and to open stores in attractive new markets. Building on its base, the Company opened 14 stores in fiscal 1994, including the nine Expansion stores, six of which are located in metropolitan Los Angeles. The remaining five new stores opened in fiscal 1994 are located in Northern and Central California. Management believes that the metropolitan Los Angeles market, which is one of the largest DIY markets in the United States, presents an attractive opportunity for the broad selection, high service Orchard format, particularly in light of the recent liquidation of the Builders Emporium chain which operated approximately 40 DIY stores in metropolitan Los Angeles. In fiscal year 1995, the Company plans to open five new stores, the majority of which are expected to be in metropolitan Los Angeles. The Company believes it has the potential to expand to a total of 70 stores in Northern and Central California and 45 stores in metropolitan Los Angeles and Orange County. The Company also plans to relocate one store in Northern California.

         The $19.7 million purchase price for the nine Expansion store sites was financed through $18.7 million in additional borrowings under Orchard Supply's revolving credit facility (the "Financing Agreement") and the assumption of $1.0 million in outstanding mortgage debt. A portion of the proceeds of the sale of $100.0 million principal amount of 93/8% Senior Notes due 2002 (the "Notes") on January 20, 1994 was used to refinance the additional borrowings under the Financing Agreement and to finance the $35.0 million additional investment required to open the Expansion stores.

         The six Expansion store sites in metropolitan Los Angeles have permitted the Company an immediate presence in that market. However, because the Los Angeles media market is more expensive than the Northern and Central California markets and Orchard initially lacks the store concentration it enjoys in its existing markets, the Company's advertising and marketing expenses have increased as a percent of sales. The Company executed its standard print advertising campaign in metropolitan Los Angeles, with only limited use of electronic media.

         The Company services all the acquired Expansion stores in metropolitan Los Angeles, Goleta, Pismo Beach and Santa Maria from its warehouse and distribution center located in Tracy, California using an independent common carrier. Due to the distance of the Los Angeles metropolitan market from the Tracy warehouse, transportation expenses as a percent of sales for these Expansion stores were higher than its other stores. The Company expects to open an additional warehouse to service the metropolitan Los Angeles stores after approximately 25 stores are open in that area.

         In order to achieve the desired economies in distribution and advertising and to establish critical market presence, management believes it is necessary to open more stores in metropolitan Los Angeles in addition to the six Expansion stores. The Company expects that the majority of new stores opened over the next several years will be in metropolitan Los Angeles. Three of the five planned openings in 1995 will be in this market. Entering into a new market area, particularly one as large and complex as Los Angeles, presents significant risks to the Company.

1995 STORE OPENING SCHEDULE*

                                                         ANTICIPATED        INTERIOR AND
                                                         FISCAL 1995       EXTERIOR SELLING
         STORE LOCATIONS                                   OPENING           SQ. FOOTAGE
         -------------------------------------------    --------------     ----------------
         Mountain View .............................    First Quarter           41,193
         La Crescenta+ .............................    First Quarter           40,660
         Whittier+ .................................    Fourth Quarter          41,178
         Torrance+ .................................    Fourth Quarter          40,600
         Woodland ..................................    Fourth Quarter          40,600
         Livermore (relocation) ....................    Fourth Quarter          40,811

      ----------
      * This schedule represents management's current estimate with respect to anticipated store openings; however, there is no assurance that the Company will be able to achieve its expansion plan, or that the new stores will be profitable.
      +  Metropolitan Los Angeles Expansion store location.

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

         Management believes that two warehouse home center chains, Home Depot and HomeBase, are its primary competitors. Since 1984 when the first warehouse home center was opened in Orchard's markets, Home Depot and HomeBase have opened and currently operate 27 and 13 stores, respectively, in the Company's markets. As of January 29, 1995, the Company estimates that 45 Orchard stores faced competition from warehouse operators. Despite this warehouse competition, the Company's operating income before pre-opening expenses has increased from $17.3 million in fiscal 1989 to $22.4 million in fiscal 1994. The Company believes Home Depot will open one store in fiscal 1995 in the Company's markets. HomeBase closed three stores in Orchard's markets in fiscal 1994 and closed one additional store in early fiscal 1995. If the anticipated Home Depot store openings occur and the Company's fiscal 1995 expansion plan takes place on schedule, then following fiscal 1995, Home Depot and HomeBase will operate 40 stores in the Company's markets and 48 Orchard stores will face competition from warehouse competitors in these markets.

ADVERTISING AND MARKETING

         Consistent with its emphasis on building a concentrated market presence, Orchard utilizes advertising and marketing campaigns across three major media categories: newspaper, circulars and broadcasting. These campaigns are currently centered around Easter, Memorial Day, July 4th, Labor Day and Christmas. The Company uses a significant portion of its advertising and marketing allowance, which it obtains from vendors that participate in the Company's cooperative advertising program, to offset the costs of these campaigns, particularly television advertising expenses. Cooperative advertising is the rebate received by the Company from a merchandise vendor in return for featuring that vendor's product in the Company's advertising media. The Company also maximizes the efficiency of its advertising program in its markets by spreading these costs over a large number of stores contained in a concentrated geographical area. In addition to the seasonal advertising campaigns, Orchard regularly places newspaper ads and circulars in its markets and conducts an institutional image-building television and radio campaign. Another major part of the Company's advertising program is its "how-to" fairs which are held annually in two of the Company's major markets. Each fair attracts approximately 150,000 potential customers and over 360 vendors, which purchase booths where they perform product demonstrations and distribute discount coupons which are redeemable only at Orchard stores.

         The Los Angeles media market is more expensive than Northern and Central California, and Orchard initially lacks the store concentration it enjoys in its existing markets. Accordingly, the Company has experienced an increase in marketing costs as a percentage of sales as a result of its fiscal 1994 openings in metropolitan Los Angeles. The Company executed its standard print advertising campaign in the Los Angeles market, but with only limited use of electronic media. As an emerging entrant into a large and complex advertising market, there can be no assurances that the Company will be able to achieve the same level of name recognition as in its Northern and Central California markets.

PURCHASING

         Orchard's computerized point-of-sale systems automatically generate store merchandise orders and track inventory by SKU. The majority of Orchard's merchandise is purchased directly from the manufacturer and is shipped to the Company's central warehouse located in Tracy, California. Orchard stores have no significant storage space and rely on the warehouse for a majority of their merchandise. The merchandising department controls inventory flow through a purchase order management ("POM") system which tracks SKU levels and generates reorder quantities for replenishment. This warehouse facility stocks approximately 25,000 SKUs, accounting for approximately 70% of the total dollar sales. Of the remaining 30% of the total dollar sales of the stores, 3% is obtained through pool consolidation orders, which are received at the warehouse and immediately shipped to the individual stores, and 27% is obtained through direct shipments from distributors and manufacturers to the stores. Orchard buys goods from approximately 1,000 different vendors. The Company's top 10 suppliers account for less than 17% of its total purchases, with no single supplier accounting for more than 5% of the total. As its expansion rate increased in fiscal 1994, the Company benefited from greater volume discounts created by growing sales volume generated by new stores.

DISTRIBUTION

         Orchard's warehouse facility, which commenced operations in February 1992, was designed to improve the in-stock position in the Company's stores by increasing the amount of warehouse delivered merchandise versus vendor delivered merchandise, improving inventory management and leveraging the Company's fixed cost structure as it expands its store base. The 350,000 square foot warehouse facility is situated on approximately 28.5 acres of land in Tracy, California and replaced the Company's warehouse located in San Jose, California, which was reaching its full capacity. The centrally located warehouse is within a one day round trip (approximately a 300 mile radius) of each Northern and Central California store. Management estimates that the warehouse will be able to support, with additional shifts, at least 68 stores. The building was designed to be expanded by approximately 100,000 square feet at an estimated cost of $2.5 million. The warehouse allows the Company to continue with its store expansion plans and maintain its ability to process and deliver orders within 24 hours, thereby ensuring high in-stock levels (98% on average). By removing the need for in-store storage space, Orchard maximizes the selling space available in its stores and reduces overall inventory requirements, thereby increasing Orchard's high in-stock position.

         Metropolitan Los Angeles is approximately 350 miles from the Company's distribution center, which has resulted in significantly higher transportation costs than in its current Northern and Central California markets. Management has outsourced the delivery of merchandise to the Pismo Beach store and stores south by use of an independent common carrier. As a result, transportation expenses as a percent of sales have been approximately 1.3% higher for the metropolitan Los Angeles stores. The Company has been able to process orders from its metropolitan Los Angeles stores within 24 hours. Orchard expects to open an additional warehouse to service the metropolitan Los Angeles stores after approximately 25 stores are open in that area. While the additional warehouse will reduce transportation costs, it will initially have a higher operating cost than the existing warehouse in Tracy, California. These costs as a percentage of sales are expected to be reduced as more stores are opened in the metropolitan Los Angeles and Orange County markets.

         As of January 29, 1995, Orchard operated a fleet of 32 tractors and 132 trailers, which are driven and maintained by a non-union work force. The Company will be required to expand its fleet of tractors and trailers when it opens a new distribution center in metropolitan Los Angeles.

OPERATIONS

         Orchard manages its operations on a centralized basis. Its headquarters staff is responsible for all pricing, purchasing, advertising and promotional programs, new site selection and administrative functions such as accounting, payroll and management information systems. The Company's stores are operated by store managers who report to one of six district managers, five for the Northern and Central California regions and one for metropolitan Los Angeles. Orchard's store managers, who average in excess of ten years of service with the Company, are responsible for day-to-day store operations, subject to operating procedures established at headquarters.

         The Company added an average of approximately 70 clerical and 17 management workers to staff each Expansion store. All management employees underwent a 12 week training program and all other employees underwent an eight week training program prior to the Expansion store openings.

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

         The Point-of-Sale system is a fully integrated store sales, credit, inventory and data collection system. The system provides automatic price look-up and Orchard and bank card credit authorization at point-of-sale; sales audit reporting; advertised item reporting; item sales performance and history; daily computer review; and forecast and order generation of all warehouse replenished items as well as suggested order quantities for items ordered directly from vendors. The system provides improved customer service, reduces store operating expense and provides disciplined inventory management. The Company currently has bar code scanning capabilities and a new UNIX based point-of-sale system in all of its stores.

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

EMPLOYEES

         As of January 29, 1995, Orchard had 4,590 total employees of whom 2,463 were full-time employees.

         Management believes that its relationship with its employees is good. The Company has never experienced a material interruption of business caused by labor disputes. All of Orchard's employees are non-union.

ITEM 2.    PROPERTIES.

         Of the Company's 57 stores, 11 are owned and 46 are leased under long-term ground or building arrangements with various renewal options. All but one of these 46 leases are scheduled to expire after 2000 (including options to renew). See Note 3 to Consolidated Financial Statements.

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

         The Company owns its 350,000 square foot warehouse which is located on
28.5 acres (including acreage reserved for warehouse expansion) in Tracy, California. The Company also owns its former San Jose warehouse which consists of several buildings totalling 282,000 square feet located on 17.4 acres. The Company has listed this facility for sale at an asking price of $5.9 million. The Company entered into long-term leases for portions of the building in 1994 and is actively seeking to enter into long-term leases for the remainder. The intent of securing tenants for this property is to facilitate its future purchase by a developer. The Company has also listed 11 acres it owns adjacent to its distribution center in Tracy, California for $1.0 million.

         The Company's corporate offices are located in a 75,761 square foot building in south San Jose. The Company recently exercised its right of first refusal on the remaining 23,581 square feet of this building in order to accommodate further expansion. The current lease term expires in November 2000 unless extended by the Company.

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

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

         Orchard Holding's Common Stock began trading in the over-the-counter market on March 31, 1993 upon completion of its initial public offering and is quoted on the National Association of Securities Dealers Automated Quotations System ("Nasdaq") National Market under the symbol OSHC. The quarterly high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market during fiscal 1993 and fiscal 1994 as follows:

     1993                                                              HIGH        LOW
                                                                     -------     -------
           First quarter (from March 31, 1993) ..................    $14-1/4     $12-1/2
           Second quarter .......................................    $13-3/4     $11-1/2
           Third quarter ........................................    $16         $12-3/4
           Fourth quarter .......................................    $17-1/2     $12
     1994
           First quarter ........................................    $13-1/4     $13-1/4
           Second quarter .......................................    $13         $12
           Third quarter ........................................    $ 9-7/8     $ 9-1/2
           Fourth quarter .......................................    $ 7-3/4     $ 7

         As of March 31, 1995, the number of stockholders of record of the Company's Common Stock was 329.

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

ITEM 6.    SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below, except store data, has been derived from the historical consolidated financial statements of the Company. The selected consolidated financial data for the years ended January 27, 1991, January 26, 1992, January 31, 1993, January 30, 1994 and January 29, 1995 have been derived from financial statements which were audited by Arthur Andersen LLP, independent public accountants.

         The selected financial information and other data presented below should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                  YEAR ENDED
                                                        ---------------------------------------------------------------
                                                        JANUARY 27,  JANUARY 26,  JANUARY 31,  JANUARY 30,  JANUARY 29,
                                                           1991         1992         1993         1994         1995
                                                        (52 WEEKS)   (52 WEEKS)   (53 WEEKS)   (52 WEEKS)   (52 WEEKS)
                                                        -----------  -----------  -----------  -----------  -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
INCOME STATEMENT DATA:
Sales ................................................   $299,924     $308,562     $346,158     $365,077     $441,646
Cost of goods sold ...................................    191,815      199,052      224,599      234,326      281,379
                                                         --------     --------     --------     --------     --------
  Gross margin .......................................    108,109      109,510      121,559      130,751      160,267
Operating expenses ...................................     88,444       91,296       99,944      106,802      137,858
Pre-opening expenses .................................        579        1,192          924        2,221        7,525
                                                         --------     --------     --------     --------     --------
  Operating income ...................................     19,086       17,022       20,691       21,728       14,884
Write-down in carrying amount of asset
  held for disposal ..................................         --           --        2,007          --           --
Interest expense(1) ..................................     15,160       14,773       16,725       11,563       12,587
                                                         --------     --------     --------     --------     --------
  Income before provision for income taxes ...........      3,926        2,249        1,959       10,165        2,297
Provision for income taxes ...........................      1,667          971          866          --           --
                                                         --------     --------     --------     --------     --------
  Income before extraordinary items(2) ...............      2,259        1,278        1,093       10,165        2,297
Extraordinary items(2) ...............................      1,667          971         (200)      (9,318)         --
                                                         --------     --------     --------     --------     --------
  Net income .........................................      3,926        2,249          893          847        2,297
Preferred stock dividends(3)(4) ......................      3,046        3,446        4,208          814        1,115
                                                         --------     --------     --------     --------     --------
  Net income (loss) available to common stock ........    $   880     $ (1,197)    $ (3,315)    $     33     $  1,182
                                                          =======     ========     ========     ========     ========
Net income (loss) per common and equivalent share(5)..    $  0.71     $  (0.96)    $  (2.68)     $  0.01     $   0.17
Weighted average number of common and equivalent
  shares(5) ..........................................      1,242        1,242        1,238        5,951        6,984
OTHER DATA:
Comparable store sales growth ........................        1.9%        (1.3)%        5.3%         2.0%        (1.1)%
Number of stores (at end of period) ..................         34           37           39           43           56
BALANCE SHEET DATA:
Working capital ......................................   $ 34,090     $ 44,649     $ 52,274     $ 94,996     $ 71,049
Total assets .........................................    175,549      198,463      197,996      309,735      292,659
Long-term debt and capital leases ....................    111,648      125,892      130,374      156,273      135,232
Stockholders' equity .................................     11,432       13,628       14,848       61,827       82,578

- -----------
(1) Data includes non-cash amortization of deferred financing costs and original issue discount related to debt incurred in various refinancings.
(2) Extraordinary items include losses on the extinguishment of debt of $0.6 million and $9.3 million in the years ended January 31, 1993 and January 30, 1994, respectively, and benefits from the realization of net operating loss carryforwards of $1.7 million, $1.0 million and $0.4 million in the years ended January 29, 1991, January 26, 1992 and January 31, 1993, respectively, as accounted for under APB No. 11 (See Note 8 to the financial statements).
(3) Preferred stock dividends for the years ended January 27, 1991, January 26, 1992, January 31, 1993 and January 30, 1994 reflect dividends earned on the Series A Preferred Stock, $.01 par value per share (the "Series A Preferred Stock"), prior to its reclassification into Common Stock (the "Reclassification") in April 1993. Prior to April 1993, no preferred stock dividends had been declared. In April 1993, all previously earned dividends were declared and paid. The payment consisted of a cash payment of $2.5 million and the settlement of the remaining dividends through the issuance of additional shares of Series A Preferred Stock. The shares of Series A Preferred Stock were then converted into shares of Common Stock pursuant to the Reclassification.
(4) Preferred stock dividends for the year ended January 29, 1995 reflect dividends earned as a result of the Preferred Stock Offering issued on February 25, 1994.
(5) See Note 2 to Consolidated Financial Statements for information regarding the calculation of per share data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Selected Consolidated Financial Data" included elsewhere in this Form 10-K.

GENERAL

         The Company completed the acquisition of six former Builders Emporium store sites (Pasadena, Burbank, Van Nuys and Hollywood in metropolitan Los Angeles, and Pismo Beach and Redding in Central and Northern California, respectively) on November 16, 1993 and completed the acquisition of three other sites (South Pasadena and West Los Angeles in metropolitan Los Angeles and Goleta in the Santa Barbara area) on December 22, 1993. All of the Expansion stores were opened for business by May 1994. In addition, the Company opened five stores in Northern California through the end of fiscal 1994 to complete its fiscal 1994 program of 14 store openings.

         The Company has incurred substantial pre-opening expenses in connection with opening stores amounting to $7.5 million for fiscal 1994. These pre-opening expenses consist principally of store merchandising and stocking expenses, personnel recruitment and training costs and grand-opening advertising and promotional expenses.

         As the Company implements its new store opening program, operating expenses as a percent of sales for the new stores will initially be higher, adversely affecting overall operating margins until these new stores achieve sales maturity. In addition, the Company expects that it will generally experience higher marketing, distribution and occupancy costs in its new stores in the metropolitan Los Angeles market. The Company believes, however, that these higher expenses will be offset by higher sales at these stores than are typical of mature Orchard stores in Northern and Central California. These factors reduced operating margins in fiscal 1994 and will reduce future operating margins so long as the Company continues to open a large number of stores relative to its existing store base.

         The Company's results of operations exhibit some measure of seasonality. During the three fiscal years ended January 29, 1995, approximately 28.0% of the Company's annual sales and approximately 37.0% to 40.0% of its annual operating income before pre-opening expenses were generated in the second fiscal quarter. This is due primarily to increased sales of garden, nursery and related products during the first and second quarters, which is the beginning of the spring/summer gardening season. Weather conditions have the most impact on sales of these outdoor related products during this period. Conversely, during the three years ended January 29, 1995, approximately 24.0% of the Company's annual sales and approximately 13.0% to 19.0% of its annual operating income before pre-opening expenses were generated in the fourth fiscal quarter, due primarily to decreased sales of garden, nursery and related products during this quarter.

         As a consequence of the Company's high leverage, the percentage variance of the Company's net income from period to period has been and may continue to be magnified. Therefore, relatively small increases in expenses such as interest expense have resulted and will continue to result in substantial percentage decreases in net income.

         The following table sets forth selected results of operation as percentages of sales for the periods indicated:

                                                              YEAR ENDED(1)
                                       -----------------------------------------------------------
                                       JANUARY 26,     JANUARY 31,     JANUARY 30,     JANUARY 29,
                                          1992            1993            1994            1995
                                       -----------     -----------     -----------     -----------
Sales ..............................      100.0%           100.0%         100.0%          100.0%
Gross Margin .......................       35.5             35.1           35.8            36.3
Selling general and
  administrative expenses ..........       29.6             28.9           29.3            31.2
Pre-opening expenses ...............        0.4              0.3            0.6             1.7
                                          -----            -----          -----           -----
Operating income ...................        5.5              6.0            6.0             3.4
Write-down of asset held for
  disposal .........................         --              0.6             --              --
Interest expense ...................        4.8              4.8            3.2             2.9
                                          -----            -----          -----           -----
Income before provision
  for income taxes and
  extraordinary items ..............        0.7              0.6            2.8             0.5
Income tax provision ...............        0.3              0.3             --              --
                                          -----            -----          -----           -----
Income before extraordinary
  items ............................        0.4              0.3            2.8             0.5
Extraordinary items ................        0.3             (0.1)          (2.6)             --
                                          -----            -----          -----           -----
Net income .........................        0.7%             0.3%           0.2%            0.5%
                                          =====            =====          =====           =====

- -----------
(1)  Amounts may not total due to rounding.

RESULTS OF OPERATIONS

         52 Weeks ended January 29, 1995 (fiscal 1994) compared to 52 Weeks ended January 30, 1994 (fiscal 1993).

         Sales for the 52 weeks ended January 29, 1995 increased by 21.0% to $441.6 million from $365.1 million for the 52 weeks ended January 30, 1994. Increased sales as a result of 14 new stores opened in fiscal 1994 were partially offset by a 1.1% decrease in comparable store sales. Comparable store sales were impacted by the eight competing warehouse home centers that opened in Orchard markets, principally in the second half of fiscal 1993 and unseasonably rainy weather conditions in Northern California during a five week period in April and May 1994.

         Gross margin increased by $29.5 million from $130.8 million in fiscal 1993 to $160.3 million in fiscal 1994. As a percent of sales, gross margin increased from 35.8% for fiscal 1993 to 36.3% for fiscal 1994. The increase in gross margin percentage resulted primarily from an increase in the purchase markup due to a reduction in the cost of merchandise achieved through improved buying. Lower inventory shrinkage and reduced permanent markdowns also contributed to the favorable gross margin performance.

         Selling, general and administrative expenses for fiscal 1994 were 31.2% of sales compared with 29.3% of sales for fiscal 1993, an increase of 1.9% of sales. The increase is partially attributable to higher advertising, rent and payroll costs as a percent of sales for the 14 new stores opened in fiscal 1994 which have not yet achieved sales maturity. The negative impact of the comparable store sales decline on the sales base also contributed to higher selling, general and administrative expenses as a percent of sales.

         Operating income decreased by $6.8 million from $21.7 million for fiscal 1993 to $14.9 million for fiscal 1994, primarily due to a $5.3 million increase in pre-opening expenses and increased corporate expenses associated with the Company's increased expansion program.

         Interest expense increased from $11.6 million for fiscal 1993 to $12.6 million for fiscal 1994. The increase is due primarily to additional interest resulting from the issuance by the Company in January 1994 of $100.0 mil-lion aggregate principal amount of 93/8% Senior Notes due 2002 (the "Notes"), which was partially offset by reduced interest due to the retirement of $19.3 million of the 14.5% Senior Subordinated Discount Notes (the "14.5% Subordinated Notes") and $30.0 million of 9% Senior Notes due 1997 (the "Old Senior Notes") on February 25, 1994.

         The Company did not record a tax provision or tax benefit as a result of net operating loss carry forwards against which a valuation allowance has previously been provided.

         The results of operations for fiscal 1993 include extraordinary charges of $9.3 million resulting from the early extinguishment of $44.7 million in aggregate principal amount of the 14.5% Subordinated Notes in April 1993 and the remaining $19.3 million of the 14.5% Subordinated Notes and $30.0 million of the Old Senior Notes, each of which were called for redemption in fiscal 1993 and redeemed in fiscal 1994.

         52 Weeks ended January 30, 1994 (fiscal 1993) compared to 53 Weeks ended January 31, 1993 (fiscal 1992).

         Sales for the 52 weeks ended January 30, 1994 increased to $365.1 million from $346.2 million for the 53 weeks ended January 31, 1993. The increase of 5.5% would have been 7.1% if calculated on a comparable 52 week period. This sales increase was due in part to the opening of four new stores during fiscal 1993. Fiscal 1993 comparable store sales increased by 2.0% for an equivalent 52 week period. Sales of fiscal 1993 were negatively impacted by continued sluggishness of the California economy as well as the opening during the year of seven new warehouse home center stores by the Company's competitors which impacted nine Orchard stores.

         Gross margin increased from $121.6 million in fiscal 1992 to $130.8 million in fiscal 1993. As a percentage of sales, gross margin increased from 35.1% for fiscal 1992 to 35.8% for fiscal 1993. The increase in gross margin percentage resulted primarily from an increase in the purchase markup of 0.7%, due mainly to a reduction in the cost of merchandise made possible by the Company's new warehouse which opened in February 1992. Other favorable factors including improved inventory shrinkage of 0.2% and reduced permanent markdowns of 0.1% were offset by higher promotional markdowns of 0.3%.

         Selling, general and administrative expenses for fiscal 1993 were 29.3% of sales compared with 28.9% of sales for fiscal 1992, an increase of 0.4%. This increase was attributable mainly to the impact on payroll and occupancy costs as a percent of sales of the four new stores opened during the past year.

         Pre-opening expenses are expensed as incurred. For fiscal 1993, pre-opening expenses included $1.7 million related to the fiscal 1993 store openings and $0.5 million for the stores opened in fiscal 1994.

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

         The results of operations for fiscal 1993 include extraordinary charges of $9.3 million resulting from the early extinguishment of $44.7 million in aggregate principal amount of the 14.5% Subordinated Notes in April 1993 and the remaining $19.3 million of 14.5% Subordinated Notes and $30.0 million of the Old Senior Notes in February 1994. Fiscal 1992 had a write-off of $1.1 million for the early extinguishment of debt and an extraordinary credit of $0.9 million representing the income tax benefit from the realization of net operating loss carryforwards. Fiscal 1992 also included a pre-tax nonoperating write-down in the carrying amount of the Company's old warehouse in San Jose, California to reflect management's estimate of net realizable value.

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

         Gross margin increased $12.1 million from $109.5 million fiscal 1991 to $121.6 million in fiscal 1992. Gross margin as a percentage of sales decreased from 35.5% in fiscal 1991 to 35.1% in fiscal 1992. The decrease in gross margin as a percentage of sales reflects an increase in warehouse costs of 0.4% of sales and an increase in inventory shrinkage of 0.3% of sales, which was offset by a reduction in permanent markdowns of 0.2% of sales due primarily to reduced Christmas and winter clearance markdowns and a 0.1% of sales improvement in purchase markons. Since a portion of warehouse costs is fixed, an increase in sales should reduce warehouse costs as a percentage of sales. Management believes that the increase in inventory shrinkage was caused in part by the recession experienced in the Company's markets. Orchard has acted to reduce inventory shrinkage by increasing its security staff, installing electronic theft devices and rearranging merchandise displays in stores with the highest inventory shrinkage.

         Selling, general and administrative expenses as a percentage of sales decreased from 29.6% in fiscal 1991 to 28.9% in fiscal 1992, a decrease of 0.7%. Tight payroll controls contributed to reducing store and administrative base payrolls by 0.6% of sales. In addition, fringe benefits were reduced by 0.3% of sales due primarily to improved workers' compensation and medical claims experience.

         Operating income increased $3.7 million from $17.0 million in fiscal 1991 to $20.7 million in fiscal 1992. Operating income as a percentage of sales increased from 5.5% in fiscal 1991 to 6.0% in fiscal 1992. The higher operating income percentage in fiscal 1992 compared to fiscal 1991 principally reflects the decrease in selling, general and administrative percentage of sales and pre-opening expenses percentage of sales which was partially offset by the decrease in the Company's gross margin percentage. The 53rd week in fiscal 1992 is estimated to have contributed an additional $0.6 million to the Company's operating income.

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

         The Company's effective income tax rates in fiscal 1991 and fiscal 1992 were 43.2% and 44.2%, respectively. See Note 8 to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program and debt service on indebtedness.

         Orchard Supply's funded debt obligations include (i) up to $20.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (the "Financing Agreement") (with an $8.0 million sublimit for guarantees of letters of credit) of which no borrowings and $5.2 million of guarantees of letters of credit were outstanding as of January 29, 1995, (ii) $20.7 million outstanding under a store mortgage facility, (iii) $13.7 million aggregate principal amount of warehouse mortgage notes, (iv) $1.0 million store mortgage assumed in connection with the acquisition of a former Builders Emporium store site and (v) $100.0 million aggregate principal amount of the Notes. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests and limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. As of January 29, 1995, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments.

         On February 25, 1994, the Company used the proceeds of the Preferred Stock Offering to redeem the remaining 14.5% Subordinated Notes at their stated redemption price of 107.25% of their principal amount, resulting in a call premium of $1.4 million which was paid with available cash from operations. The net proceeds from the issuance of $100.0 million of the Notes were applied as follows: (i) $30.9 million to retire the Old Senior Notes at their stated redemption price of 103.0% of the principal amount thereof, (ii) $20.0 million to repay additional borrowings under the Financing Agreement used to finance the Expansion, (iii) $35.0 million to fund additional investments required to open the nine Expansion stores and (iv) the remainder for general corporate purposes. Aggregate scheduled principal repayments on the Company's long-term debt instruments, including capital leases, for fiscal 1995, 1996 and 1997 are $1.9 million, $2.2 million and $2.5 million, respectively.

         The Company's business strategy requires that it maintain broad product lines and large inventories, however, the effect of this strategy on working capital is somewhat minimized through the receipt of trade credit. The Company's working capital is also affected by accounts receivable arising from its proprietary credit card which had an average monthly balance for fiscal 1994 of $11.1 million. The Company will fund its working capital needs through a combination of funds from operations and borrowings under the Financing Agreement. The Financing Agreement permits borrowings based on percentages of the Company's eligible inventory and accounts receivable and is to be used for working capital and general corporate purposes. The Financing Agreement remains effective through October 29, 1995.

         In connection with Orchard's expansion plans, the Company anticipates capital expenditures of approximately $900,000 for furniture, fixtures and equipment for each new store opened, a portion of which may be leased under operating leases. Pre-opening expenses for the nine Expansion stores ($5.1 million in the aggregate) averaged $645,000 for the six metropolitan Los Angeles stores and $410,000 for the remaining stores. The Company expects that for its subsequent metropolitan Los Angeles stores, pre-opening expenses will range from approximately $600,000 to $700,000 (compared to $450,000 in its Northern and Central California markets). The initial inventory requirement for new stores net of trade credit is estimated at $900,000 per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $800,000 to $1,500,000 per store. If the Company elects to purchase the real estate, the capital expenditure would range from approximately $2,500,000 for owned store improvements constructed on leased land to $4,000,000 to $6,000,000 if the entire property were to be owned by the Company. During fiscal 1994 the Company opened three owned stores, nine leased stores and two stores that were constructed on ground leases.

         The Company's three-year capital expenditure plan for fiscal 1995, 1996 and 1997 provides for annual capital expenditures of $10.8 million, $16.2 million and $17.0 million, respectively. This capital expenditure plan includes the expenditures of approximately $4.0 million to $5.0 million annually for the maintenance of existing facilities. The remainder of the annual budgeted amounts will be used primarily for the opening of new stores, including fixtures and leasehold improvements with respect to the new stores, and computer equipment. The Company has historically obtained some of its equipment through operating leases, and expects to be able to procure such arrangements in the future. The inability of the Company to procure such arrangements for its capital expenditure program may have a negative impact on the ability of the company to make capital expenditures.

         The Company believes that funds from operations, together with borrowings under the Financing Agreement and financing through operating leases, will be adequate to fund the Company's operating requirements and capital expenditure program and meet its debt and dividend obligations for the next several years. Any material shortfalls of operating cash flow could require the Company to reduce its expansion plans.

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

         Effective January 31, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 addresses the accounting and reporting of investments in equity securities that have readily determinable fair values and all debt securities and requires that all such investments be classified as held-to-maturity securities, trading securities or available-for-sale securities. The impact of SFAS No. 115 was not material to the Company.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 19, 1995 to be filed with the Securities and Exchange Commission within 120 days after January 29, 1995 and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 19, 1995 to be filed with the Securities and Exchange Commission within 120 days after January 29, 1995 and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 19, 1995 to be filed with the Securities and Exchange Commission within 120 days after January 29, 1995 and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 19, 1995 to be filed with the Securities and Exchange Commission within 120 days after January 29, 1995 and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            The financial statements referred to below are attached as pages F-1 to F-18 and the financial statement schedules referred to below are attached as pages S-1 to S-5, and all are incorporated herein by this reference.

                                                                                                            PAGE
           (A)(1)          INDEX TO FINANCIAL STATEMENTS:                                                  NUMBER
                                                                                                           ------
                           Report of Independent Public Accountants ..................................       F-1

                           Consolidated Balance Sheets as of January 30, 1994 and January 29, 1995 ...       F-2

                           Consolidated Statements of Operations -- For the Fiscal years ended
                           January 31, 1993, January 30, 1994 and January 29, 1995 ...................       F-4

                           Consolidated Statements of Stockholders' Equity -- For the Fiscal years
                           ended January 31, 1993, January 30, 1994 and January 29, 1995 .............       F-5

                           Consolidated Statements of Cash Flows -- For the Fiscal years ended
                           January 31, 1993, January 30, 1994 and January 29, 1995 ...................       F-6

                           Notes to Consolidated Financial Statements ................................       F-7

           (A)(2)          INDEX TO FINANCIAL STATEMENT SCHEDULES:

                           Report of Independent Public Accountants ..................................       S-1

                           Schedule I -- Condensed Financial Information of Orchard Supply
                           Hardware Corporation ......................................................       S-2

                           Schedule II -- Valuation and Qualifying Accounts ..........................       S-5

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

                  Executive Compensation Plans and Arrangements
                  ---------------------------------------------

  *(A) Orchard Holding Corporation Amended 1989 Employee Stock Subscription Plan dated May 23, 1989, as amended on August 7, 1989.
  *(B) Form of Stock Subscription Agreement by and between Orchard Holding Corporation and certain members of management who purchased shares of common stock of Orchard Holding Corporation for cash, with form of pledge agreement attached thereto as Exhibit A.
  *(C) Form of Stock Subscription Agreement by and between Orchard Holding Corporation and certain members of management who purchased shares of common stock of Orchard Holding Corporation for cash and promissory notes, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively.
  *(D) Orchard Holding Corporation Amended 1989 Nonqualified Stock Option Plan dated May 24, 1989, as amended on August 7, 1989.
  *(E) Form of Nonqualified Stock Option Agreement by and between Orchard Holding Corporation and certain members of management.
  *(F) Orchard Holding Corporation 1989 Nonqualified Performance Stock Option Plan dated May 24, 1989.
  *(G) Form of Nonqualified Performance Stock Option Agreement by and between Orchard Holding Corporation and certain members of management.
  *(H) Employment Agreement between Maynard Jenkins and Wickes Companies, Inc. dated January 1, 1989 (assumed by Orchard Supply Hardware Corporation).
  *(I) Orchard Holding Corporation Second Amended and Restated 1989 Employee Stock Subscription Plan dated May 23, 1989, as amended and restated on June 11, 1991.
  *(J) First Amendment to Employment Agreement dated January 1, 1989 between Orchard Supply Hardware Corporation and Maynard Jenkins.
  *(K) Form of Nonqualified Stock Option Agreement between Orchard Holding Corporation and Maynard Jenkins.
***(L) Orchard Supply Hardware Stores Corporation 1993 Non-Employee Directors Stock Option Plan dated July 26, 1993.
 **(M) Form of Nonqualified Stock Option Agreement by and between Orchard Supply Hardware Stores Corporation and certain non-employee directors (other than directors affiliated with Freeman Spogli & Co.).
 **(N) Orchard Supply Hardware Stores Corporation 1993 Stock Option Plan dated November 19, 1993.
 **(O) Form of Incentive Stock Option Agreement by and between Orchard Supply Hardware Stores Corporation and certain officers and key employees.
  +(P) Second Amendment to Employment Agreement dated January 1, 1989 between Orchard Supply Hardware Corporation and Maynard Jenkins.
  +(Q) Orchard Supply Hardware Corporation Performance Bonus Plan dated February 1, 1994.

- -----------------------

  *         Filed as an exhibit to Registration Statement on Form S-4
            (Registration No. 33-55190) on November 30, 1992.
 **         Filed with Registration Statement on Form S-1 (Registration No.
            33-51437) on December 14, 1993.
***         Filed with Amendment No. 1 to Registration Statement on Form S-1
            (Registration No. 33-51437) on December 29, 1993.
  +         Filed herewith.

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

                  Date: April 12, 1995

                                      Orchard Supply Hardware Stores Corporation

                                      By:   /s/ Stephen M. Hilberg
                                            ------------------------------------
                                            Stephen M. Hilberg
                                            Vice President-Finance and
                                            Chief Financial Officer

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

             SIGNATURE                                   TITLE                                      DATE
             ---------                                   -----                                      ----

        /s/ Maynard Jenkins              President, Chief Executive Officer and                     April 12, 1995
- ----------------------------------       Director (Principal Executive Officer)
          Maynard Jenkins

      /s/ Stephen M. Hilberg             Vice President-Finance, Chief Financial                    April 12, 1995
- ----------------------------------       Officer and Director (Principal Financial Officer)
         Stephen M. Hilberg


         /s/ Michael Seda                Controller (Principal Accounting Officer)                  April 12, 1995
- ----------------------------------
           Michael Seda

      /s/ Bradford M. Freeman            Director                                                   April 12, 1995
- ----------------------------------
        Bradford M. Freeman

     /s/ J. Frederick Simmons            Director                                                   April 12, 1995
- ----------------------------------
       J. Frederick Simmons

       /s/ Ronald P. Spogli              Director                                                   April 12, 1995
- ----------------------------------
         Ronald P. Spogli

      /s/ William M. Wardlaw             Director                                                   April 12, 1995
- ----------------------------------
        William M. Wardlaw

         /s/ Morton Godlas               Director                                                   April 12, 1995
- ----------------------------------
           Morton Godlas

       /s/ William E. Walsh              Director                                                   April 12, 1995
- ----------------------------------
         William E. Walsh


                                  EXHIBIT INDEX

      EXHIBIT
      NUMBER       DESCRIPTION
      -------      -----------
         +3.1      Certificate of Incorporation of the Orchard Supply Hardware
                   Stores Corporation (formerly Orchard Holding Corporation) as amended to date.
         *3.2      Bylaws of the Orchard Supply Hardware Stores Corporation
                   (formerly Orchard Holding Corporation), as amended to date.
         *4.1      Stockholder Agreement dated as of July 26, 1989 pursuant to the Purchase Agreement (included as Exhibit 4.2 hereto), by and among FS Equity Partners II, L.P. and the purchasers who are signatories thereto.
         *4.2      Common Stock Registration Rights Agreement dated as of July
                   26, 1989 among Orchard Holding Corporation and the purchasers who are signatories thereto.
         *4.3      Form of Warrant to Purchase Shares of Common Stock of Orchard
                   Holding Corporation issued pursuant to the Note Purchase
                   Agreement dated as of October 15, 1992 among Orchard Supply
                   Hardware Corporation, Orchard Holding Corporation and the
                   purchasers named therein.
        **4.4      Stockholder Agreement dated May 30, 1989 by and among FS
                   Equity Partners II, L.P. and the investors named therein.
       ***4.5      Form of Amendment to the Warrant to Purchase Shares of Common
                   Stock of Orchard Supply Hardware Corporation (formerly
                   Orchard Holding Corporation).
      ++++4.6      Indenture dated as of January 15, 1994 among Orchard Supply
                   Hardware Corporation, Orchard Supply Hardware Stores
                   Corporation, as Guarantor, and U.S. Trust Company of
                   California, N.A., as Trustee, with respect to the 93/8%
                   Senior Notes due 2002, with form of note attached thereto as
                   Exhibit A.
       +++4.7      Certificate of Designation of Rights and Preferences of the
                   6% Cumulative Convertible Preferred Stock of Orchard Supply
                   Hardware Stores Corporation.
       **10.1      Stock Purchase Agreement dated as of May 30, 1989 by and
                   among Orchard Holding Corporation and the investors who are signatories thereto.
        *10.2      Purchase Agreement dated as of July 26, 1989 by and among
                   Orchard Holding Corporation, Orchard Supply Hardware
                   Corporation and the purchasers who are signatories thereto.
        *10.3      Letter Agreement between Orchard Supply Hardware Corporation and Metropolitan Life Insurance Company dated as of November
                   8, 1989.
      ***10.4      Loan Agreement dated as of March 19, 1990 between Orchard
                   Supply Hardware Corporation and Metropolitan Life Insurance
                   Company.
      ***10.5      First Amendment to Loan Agreement dated as of September 12,
                   1990 between Orchard Supply Hardware Corporation and
                   Metropolitan Life Insurance Company.
     ++++10.6      Second Amendment to Loan Agreement dated as of December 1,
                   1993 between Orchard Supply Hardware Corporation and
                   Metropolitan Life Insurance Company.
     ++++10.7      Third Amendment to Loan Agreement dated as of January 27,
                   1994 between Orchard Supply Hardware Corporation and
                   Metropolitan Life Insurance Company.
     ++++10.8      Fourth Amendment to Loan Agreement dated as of January 29,
                   1994 between Orchard Supply Hardware Corporation and
                   Metropolitan Life Insurance Company.
        *10.9      Note Agreement dated as of May 15, 1992 among Orchard Supply
                   Hardware Corporation, Orchard Holding Corporation and the
                   purchasers named therein, with respect to the 10.64% Senior
                   Secured Notes due 2002, with form of Note and Deed of Trust,
                   Assignment of Rents and Security Agreement attached as
                   exhibits thereto.
     ***10.10      First Amendment to Note Agreement dated as of February 8,
                   1993 among Orchard Supply Hardware Corporation, Orchard
                   Supply Hardware Stores Corporation (formerly Orchard Holding
                   Corporation) and Teachers Insurance and Annuity Association
                   of America, with respect to the 10.64% Senior Secured Notes due 2002.
    ++++10.11      Second Amendment to Note Agreement dated as of November 24,
                   1993 by and among Orchard Supply Hardware Corporation,
                   Orchard Supply Hardware Stores Corporation (formerly Orchard
                   Holding Corporation) and Teachers Insurance and Annuity
                   Association of America, with respect to the 10.64% Senior
                   Secured Notes due 2002.

                                       26


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

      EXHIBIT
      NUMBER       DESCRIPTION
      -------      -----------
       *10.34      First Amendment to Employment Agreement dated January 1, 1989 between Orchard Supply Hardware Corporation and Maynard
                   Jenkins.
       *10.35      Form of Nonqualified Stock Option Agreement between Orchard
                   Holding Corporation and Maynard Jenkins.
    ****10.36      Form of Waiver regarding the Note Agreement dated as of May
                   15, 1992 among Orchard Supply HardwareCorporation, Orchard
                   Holding Corporation and the purchasers named therein, with respect to the 10.64% Senior Secured Notes due 2002.
    ****10.37      Form of Waiver regarding the Financing Agreement dated as of
                   October 29, 1992 between Orchard Supply Hardware Corporation and The CIT Group/Business Credit, Inc.
    ****10.38      Form of Waiver regarding the Loan Agreement dated as of March
                   19, 1990 between Orchard Supply Hardware Corporation and
                   Metropolitan Life Insurance Company.
      ##10.39      Orchard Supply Hardware Stores Corporation 1993 Non-Employee
                   Directors Stock Option Plan dated July 26, 1993.
       #10.40      Form of Nonqualified Stock Option Agreement by and between
                   Orchard Supply Hardware Stores Corporation and certain
                   non-employee directors (other than directors affiliated with
                   Freeman Spogli & Co.).
    ++++10.41      Orchard Supply Hardware Stores Corporation 1993 Stock Option
                   Plan dated November 19, 1993 as amended on March 29, 1994.
       #10.42      Form of Incentive Stock Option Agreement by and between
                   Orchard Supply Hardware Stores Corporation and certain
                   officers and key employees.
    ++++10.43      Registration Rights Agreement dated as of December 29, 1993 by and between Orchard Supply Hardware Stores Corporation and
                   FS Equity Partners III, L.P.
     +++10.44      Securities Purchase Agreement entered into as of December 29,
                   1993 by and between Orchard Supply Hardware Stores
                   Corporation and FS Equity Partners III, L.P.
      ++10.45      Second Amendment to Employment Agreement dated January 1,
                   1989 between Orchard Supply Hardware Corporation and Maynard
                   Jenkins.
       +10.46      Sixth Amendment to Note Agreement dated as of April 27, 1994 by and among Orchard Supply Hardware Corporation, Orchard
                   Supply Hardware Stores Corporation (formerly Orchard Holding
                   Corporation) and Teachers Insurance and Annuity Association
                   of America, with respect to the 10.64% Senior Secured Notes due 2002.
       +10.47      Seventh Amendment to Note Agreement dated as of May 31, 1994 by and among Orchard Supply Hardware Corporation, Orchard
                   Supply Hardware Stores Corporation (formerly Orchard Holding
                   Corporation) and Teachers Insurance and Annuity Association
                   of America, with respect to the 10.64% Senior Secured Notes due 2002.
      ++10.48      Orchard Supply Hardware Corporation Performance Bonus Plan
                   dated February 1, 1994.
      ***18.1      Preferability Letter dated March 5, 1993 from Arthur Andersen
                   LLP regarding change in accounting principle.
       ++23.1      Consent of Arthur Andersen LLP for Orchard Supply Hardware
                   Stores Corporation.
       ++27.1      Financial Data Schedule for the fiscal year ended January 29,
                   1995.

- ------------------

     * Filed as an exhibit to Registration Statement on Form S-4 (Registration No. 33-55190) on November 30, 1992.
    ** Filed with Registration Statement of Form S-1 (Registration No. 33-57752)
       on February 2, 1993.
   *** Filed with Amendment No. 1 to Registration Statement on Form S-1
       (Registration No. 33-57752) on March 9, 1993.
  **** Filed with Amendment No. 2 to Registration Statement of Form S-1
       (Registration No. 33-57752) on March 23, 1993.
     # Filed with Registration Statement on Form S-1 (Registration No. 33-51437)
       on December 14, 1993.
    ## Filed with Amendment No. 1 to Registration Statement on Form S-1
       (Registration No. 33-51437) on December 29, 1993.
   +++ Filed with Amendment No. 2 to Registration Statement on Form S-1
       (Registration No. 33-51437) on January 18, 1994.
  ++++ Filed with Annual Report on Form 10-K (File No. 0-21182) on April 13,
       1994.
     + Filed with Quarterly Report on Form 10-Q (File No. 0-21182) on June 14,
       1994.
    ++ Filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Orchard Supply Hardware Stores Corporation:

         We have audited the accompanying consolidated balance sheets of Orchard Supply Hardware Stores Corporation (a Delaware corporation) and subsidiary as of January 29, 1995 and January 30, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchard Supply Hardware Stores Corporation and subsidiary as of January 29, 1995 and January 30, 1994 and the results of its operations and its cash flows for each of the three years in the period ended January 29, 1995 in conformity with generally accepted accounting principles.

         As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" effective February 1, 1993.

                                                         /s/ Arthur Andersen LLP

                                                         ARTHUR ANDERSEN LLP

San Jose, California
March 3, 1995

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                              JANUARY 30,  JANUARY 29,
                                                                                                 1994         1995
                                                                                              -----------  -----------
                                             ASSETS

CURRENT ASSETS:

         Cash and cash equivalents .....................................................       $ 75,588     $ 9,240
         Investments ...................................................................             --       3,000
         Accounts receivable, less allowance of $1,176 and $1,201 at January 30, 1994
            and January 29, 1995, respectively .........................................         13,245      14,417
         Inventory .....................................................................         82,494     103,438
         Prepaid expenses and other ....................................................          6,575       8,221
         Assets held for disposal ......................................................          6,133       6,145
                                                                                               --------    --------
               Total current assets ....................................................        184,035     144,461





PROPERTY AND EQUIPMENT, net ............................................................        105,874     129,840





LEASEHOLD RIGHTS, net of accumulated amortization of $2,766 and $3,775 at
  January 30, 1994 and January 29, 1995, respectively ..................................         10,871       9,751





DEFERRED FINANCING COSTS, net of accumulated amortization of $5,155 and
  $5,781 at January 30, 1994 and January 29, 1995, respectively ........................          3,428       3,236





GOODWILL, net of accumulated amortization of $730 and $886 at January 30, 1994
  and January 29, 1995, respectively ...................................................          5,527       5,371
                                                                                               --------    --------
               Total assets ............................................................       $309,735    $292,659
                                                                                               ========    ========


  The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             JANUARY 30,  JANUARY 29,
                                                                                                1994         1995
                                                                                             -----------  -----------
                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Outstanding checks, not cleared by the bank ..................................         $ 3,774     $ 7,168
         Accounts payable .............................................................          30,491      36,476
         Accrued payroll and related items ............................................           7,294       8,715
         Accrued advertising ..........................................................           2,114       3,448
         Accrued sales taxes ..........................................................           4,933       7,158
         Other accrued expenses .......................................................           8,212       7,954
         Notes payable ................................................................           1,494         773
         Current portion of capital leases and long-term debt .........................          30,727       1,720
                                                                                               --------    --------
               Total current liabilities ..............................................          89,039      73,412

OTHER LIABILITIES .....................................................................           2,596       1,437

CAPITAL LEASES AND LONG-TERM DEBT, net of current portion .............................         156,273     135,232
                                                                                               --------    --------
               Total liabilities ......................................................         247,908     210,081
                                                                                               --------    --------

COMMITMENTS AND CONTINGENCIES (see Note 3) ............................................              --          --

STOCKHOLDERS' EQUITY:
         Preferred Stock, $.01 par value
            Authorized--2,000,000 shares; issued--800,000 shares;
            outstanding--0 and 800,000 shares at January 30, 1994
            and January 29, 1995, respectively; liquidation preference of $20,000 .....              --           8
         Common Stock, $.01 par value
            Authorized--16,000,000 shares; issued--6,987,120 shares;
            outstanding--6,930,253 and 6,983,400 shares at January 30, 1994
            and January 29, 1995, respectively ........................................              69          70
         Additional paid-in capital ...................................................          72,275      90,700
         Less--Notes receivable from sale of common stock .............................            (171)       (151)
         Accumulated deficit ..........................................................         (10,346)     (8,049)
                                                                                               --------    --------
               Total stockholders' equity .............................................          61,827      82,578
                                                                                               --------    --------
               Total liabilities and stockholders' equity .............................        $309,735    $292,659
                                                                                               ========    ========



  The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             YEAR ENDED
                                                                               --------------------------------------
                                                                               JANUARY 31,  JANUARY 30,   JANUARY 29,
                                                                                  1993         1994          1995
                                                                               -----------  -----------   -----------


SALES ......................................................................       $346,158    $365,077    $441,646
COST OF GOODS SOLD .........................................................        224,599     234,326     281,379
                                                                                   --------    --------    --------
         Gross margin ......................................................        121,559     130,751     160,267
SELLING AND OTHER EXPENSES .................................................         85,240      91,302     120,323
GENERAL AND ADMINISTRATIVE EXPENSES ........................................         14,704      15,500      17,535
PRE-OPENING EXPENSES .......................................................            924       2,221       7,525
                                                                                   --------    --------    --------
         Operating income ..................................................         20,691      21,728      14,884
WRITE-DOWN IN CARRYING AMOUNT OF ASSET HELD
  FOR DISPOSAL .............................................................          2,007          --          --
INTEREST EXPENSE, net ......................................................         16,725      11,563      12,587
                                                                                   --------    --------    --------
         Income before provision for income taxes and extraordinary items ..          1,959      10,165       2,297
PROVISION FOR INCOME TAXES .................................................            866          --          --
                                                                                   --------    --------    --------
         Income before extraordinary items .................................          1,093      10,165       2,297
EXTRAORDINARY ITEMS:
REALIZATION OF NET OPERATING LOSS CARRYFORWARDS ............................            438          --          --
LOSS ON EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT
  OF $428 AT JANUARY 31, 1993 ..............................................           (638)     (9,318)         --
                                                                                   --------    --------    --------
         Net income ........................................................            893         847       2,297
PREFERRED STOCK DIVIDENDS EARNED ...........................................          4,208         814       1,115
                                                                                   --------    --------    --------
         Net income (loss) available to common stock .......................       $ (3,315)       $ 33     $ 1,182
                                                                                   ========    ========    ========

INCOME PER COMMON AND EQUIVALENT SHARE:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS ...................................       $  (2.52)     $ 1.57      $ 0.17
EXTRAORDINARY ITEMS ........................................................          (0.16)      (1.57)       0.00
                                                                                   --------    --------    --------
         Net income (loss) per common and equivalent share .................        $ (2.68)     $ 0.01      $ 0.17
                                                                                   ========    ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON AND
 EQUIVALENT SHARES .........................................................          1,238       5,951       6,984
                                                                                   ========    ========    ========


  The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        ADDI-     NOTES
                                                  PREFERRED STOCK    COMMON STOCK      TIONAL   RECEIVABLE
                                                 ----------------   ---------------    PAID-IN  FOR CAPITAL  ACCUMULATED  TOTAL
                                                  SHARES    AMOUNT  SHARES    AMOUNT   CAPITAL     STOCK       DEFICIT    EQUITY
                                                 ---------  ------  ------    ------   -------  -----------  -----------  ------

BALANCE, JANUARY 26, 1992 ...................   1,604,152    $16   1,205,158    $12    $26,056   $(370)      $(12,086)   $13,628
         Repurchase of common stock .........          --     --      (1,279)    --        (10)      1             --         (9)
         Repurchase of Series A
            preferred stock .................      (1,666)    --          --     --        (17)      1             --        (16)
         Reissuance of common stock .........          --     --       3,719     --         31     (11)            --         20
         Issuance of warrants ...............          --     --          --     --        332      --             --        332
         Net income .........................          --     --          --     --         --      --            893        893
                                                ---------    ---   ---------    ---    -------   -----       --------    -------
BALANCE, JANUARY 31, 1993 ...................   1,602,486     16   1,207,598     12     26,392    (379)       (11,193)    14,848
         Payments of notes receivable from
            sale of common stock ............          --     --          --     --         --     208             --        208
         Repurchase of common stock .........          --     --        (200)    --         (3)     --             --         (3)
         Repurchase of Series A
            preferred stock .................        (333)    --          --     --         (3)     --             --         (3)
         Issuance of common stock, net of
            transaction costs ...............          --     --   3,800,000     38     48,333      --             --     48,371
         Issuance of common stock resulting
            from exercise of options ........          --     --       7,225     --         60      --             --         60
         Reclassification of Series A
            preferred stock .................  (1,602,153)   (16)  1,915,630     19         (3)     --             --         --
         Payment of cash dividend on Series A
            preferred stock .................          --     --          --     --     (2,500)     --             --     (2,500)
         Payment of fractional shares .......          --     --          --     --         (1)     --             --         (1)
         Net income .........................          --     --          --     --         --      --            847        847
                                                ---------    ---   ---------    ---    -------   -----       --------    -------
BALANCE, JANUARY 30, 1994 ...................          --     --   6,930,253     69     72,275    (171)       (10,346)    61,827
         Payments of notes receivable from
            sale of common stock ............          --     --          --     --         --      20             --         20
         Issuance of convertible preferred
            stock, net of transaction costs .     800,000      8          --     --     19,099      --             --     19,107
         Issuance of common stock resulting
            from exercise of warrants .......          --     --      52,448      1        436      --             --        437
         Issuance of common stock resulting
            from exercise of options ........          --     --         699     --          5      --             --          5
         Dividend on convertible
            preferred stock .................          --     --          --     --     (1,115)     --             --     (1,115)
         Net income .........................          --     --          --     --         --      --          2,297      2,297
                                                ---------    ---   ---------    ---    -------   -----       --------    -------
BALANCE, JANUARY 29, 1995 ...................     800,000    $ 8   6,983,400    $70    $90,700   $(151)      $ (8,049)   $82,578
                                                =========    ===   =========    ===    =======   =====       ========    =======



  The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEAR ENDED
                                                                                -------------------------------------
                                                                                JANUARY 31,  JANUARY 30,  JANUARY 29,
                                                                                   1993         1994         1995
                                                                                -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income .......................................................             $ 893       $ 847     $ 2,297
         Non-cash adjustments to net income--
            Depreciation and amortization .................................           7,080       6,845       8,682
            Prepayment premium on senior and subordinated
               senior debentures ..........................................              --       6,335          --
            Write-off of deferred financing costs .........................           1,066       2,745          --
            Accretion of debt discounts ...................................           1,682         313          --
            Loss on asset disposals .......................................             115          65         803
            Write-down in carrying amount of asset held for disposal ......           2,007          --          --
         Changes in assets and liabilities --
            Increase in accounts receivable ...............................            (216)       (477)     (1,172)
            Increase in inventory .........................................          (3,131)     (8,636)    (20,944)
            Increase in prepaid expenses and other ........................            (925)     (2,430)     (2,631)
            Increase in accounts payable and other current liabilities ....           1,524       7,517      16,228
            Decrease in other liabilities .................................            (577)         --        (999)
                                                                                    -------     -------     -------
                  Net cash provided by operating activities ...............           9,518      13,124       2,264
                                                                                    -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:

         Additions to property and equipment ..............................          (4,318)    (29,491)    (30,577)
         Purchase of investments ..........................................              --          --      (3,000)
         Purchase of leasehold rights .....................................              --      (6,511)         --
                                                                                    -------     -------     -------
                  Net cash used in investing activities ...................          (4,318)    (36,002)    (33,577)
                                                                                    -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from public stock offering ..........................              --      48,370          --
         Net proceeds from issuance of preferred stock ....................              --          --      19,107
         Proceeds from issuance of long-term debt .........................          46,110     103,079       1,752
         Principal payments on capital leases and long-term debt ..........         (48,324)    (50,757)    (52,335)
         Deferred financing costs paid ....................................          (2,076)     (2,736)       (433)
         Payment of preferred stock dividends .............................              --      (2,500)     (1,115)
         Repayment of notes payable, net ..................................          (1,770)     (1,727)     (2,473)
         Repurchase of capital stock ......................................             (27)         (6)         --
         Proceeds from issuance of capital stock ..........................              31          60         442
         Payment (Issuance) of notes receivable from sale of capital stock               (9)        208          20
                                                                                    -------     -------     -------
               Net cash provided by (used in) financing activities ........          (6,065)     93,991     (35,035)
                                                                                    -------     -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................            (865)     71,113     (66,348)
CASH AND CASH EQUIVALENTS, beginning of period ............................           5,340       4,475      75,588
                                                                                    -------     -------     -------
CASH AND CASH EQUIVALENTS, end of period ..................................         $ 4,475     $75,588     $ 9,240
                                                                                    =======     =======     =======



  The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 29, 1995

1.       SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

         The consolidated financial statements include the accounts of Orchard Supply Hardware Stores Corporation ("Company") and its wholly-owned subsidiary, Orchard Supply Hardware Corporation ("Orchard Supply") which, as of January 29, 1995, operates 56 hardware superstores located in California.

Cash and Cash Equivalents

         All highly liquid instruments with an original maturity of three months or less are included in cash and cash equivalents. "Outstanding checks, not cleared by bank" which are included in current liabilities, consists of checks outstanding against zero balance accounts.

Investments

         Short-term investments consist of investment grade securities with a maturity date of February 22, 1995. The investments are carried at cost, which approximates fair market value. Effective January 31, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 addresses the accounting and reporting of investments in equity securities that have readily determinable fair values and all debt securities and requires that all such investments be classified as held-to-maturity securities, trading securities or available-for-sale securities. The impact of SFAS No. 115 was not material to the Company.

Inventory

         Inventory is stated at the lower of cost or market using the retail first-in, first-out ("FIFO") method.

Assets Held for Disposal

         Assets held for disposal represent the Company's former warehouse building and a parcel of land adjacent to the new warehouse site. The Company carries these assets at amounts not to exceed net realizable value. Accordingly, the carrying value of the former warehouse site was reduced by approximately $2.0 million in the year ended January 31, 1993. Assets held for disposal are not subject to depreciation.

Property and Equipment

         Property and equipment are stated at cost and are depreciated primarily on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful life of the improvements. The range of estimated useful lives is as follows:

         Buildings ....................................    25-40 years
         Leasehold improvements .......................    14-25 years or life of lease
         Land improvements ............................    15 years or life of lease
         Machinery and equipment ......................    3-10 years

         Betterment and extraordinary repairs that extend the life of the asset are capitalized; normal repairs and maintenance are expensed.

         The Company capitalized interest costs of $28,000 in the year ended January 31, 1993 during the construction period of a new warehouse. During the years ended January 30, 1994 and January 29, 1995, the Company capitalized interest costs of $448,000 and $870,000, respectively, related to the construction of new stores.

Leasehold Rights

         Leasehold rights represent the difference between the fair market value of the Company's lease rentals and the stated rental rates at the time of acquisition. Leasehold rights are amortized over the lives of the lease terms ranging from five to 35 years.

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

Goodwill

         Goodwill is amortized over a 40 year period.

Earnings Per Share

         Net income (loss) per common and equivalent share is computed by dividing net income (loss) available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and equivalent shares include common stock issuable upon exercise of stock options and warrants less shares assumed repurchased with the proceeds from the management notes (using the treasury stock method, unless antidilutive). The options granted to the President of the Company are excluded from the calculation due to their contingent nature.

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

2.       PROPERTY AND EQUIPMENT:

         Property and equipment are summarized below (in thousands):

                                                                                             JANUARY 30,   JANUARY 29,
                                                                                                1994          1995
                                                                                             -----------   -----------
         Land ...................................................................              $ 16,723      $ 26,980
         Land improvements ......................................................                 1,073         1,652
         Buildings ..............................................................                29,881        37,394
         Machinery and equipment ................................................                26,596        37,703
         Leasehold improvements .................................................                29,574        49,249
         Construction in progress ...............................................                23,370         4,382
         Assets under capital leases ............................................                 1,867         1,849
                                                                                               --------      --------
                                                                                                129,084       159,209
         Accumulated depreciation and amortization ..............................               (23,210)      (29,369)
                                                                                               --------      --------
               Net property and equipment .......................................              $105,874      $129,840
                                                                                               ========      ========

         Accumulated amortization on assets under capital leases was approximately $0.9 million and $1.0 million for the years ended January 30, 1994 and January 29, 1995, respectively.

         During the year ended January 30, 1994, the Company acquired the fee interest in three former Builders Emporium ("BE") sites for $13.7 million and leases on six other BE sites for $6.0 million. The sites were renovated prior to the opening of the stores in April and May 1994 at which time the carrying amounts were reclassified from construction in progress.

3.       OPERATING LEASE COMMITMENTS:

         Orchard Supply has entered into certain long-term operating leases primarily for buildings and equipment. Future annual minimum lease commitments under noncancelable operating leases as of January 29, 1995 are as follows (in thousands):

                                                                                              FUTURE MINIMUM
                                                                                                  RENTALS
                                                                                                YEAR ENDING
                                                                                                  JANUARY
                                                                                              --------------
         1996 ...................................................................                 $ 17,476
         1997 ...................................................................                   17,181
         1998 ...................................................................                   15,769
         1999 ...................................................................                   15,153
         2000 ...................................................................                   13,531
         Thereafter .............................................................                  140,747
                                                                                                  --------
            Total minimum lease payments ........................................                 $219,857
                                                                                                  ========

         Store leases contain certain provisions for contingent rents based upon defined percentages of the dollar value of sales at individual stores. Total net rent expense is as follows (in thousands):

                                                                                        TOTAL     CONTINGENT
           YEAR ENDED                                                                  RENTALS      RENTALS
         ----------------                                                              -------    ----------
         January 29, 1995 .......................................................      $16,867        $573
         January 30, 1994 .......................................................       12,486         486
         January 31, 1993 .......................................................       10,971         510

4.       BENEFIT PLANS:

         Orchard Supply maintains a profit-sharing benefit plan and a 401(k) plan covering substantially all employees. Orchard Supply matches 50% of employee contributions to the 401(k) plan up to a maximum employee contribution of 3% of the employee's compensation. Orchard Supply may also make additional profit-sharing contributions to employee accounts at the discretion of the Board of Directors. The Company's expenses for the 401(k) and profit-sharing plans were as follows (in thousands):

                                                                                       401(K)       PROFIT-
         YEAR ENDED                                                                 CONTRIBUTIONS   SHARING
         ----------------                                                           -------------   -------
         January 29, 1995 .......................................................         $624        $671
         January 30, 1994 .......................................................          468         990
         January 31, 1993 .......................................................          459         763

5.       LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

         Long-term debt as of January 30, 1994 and January 29, 1995 consists of the following (in thousands):

                                                                                    JANUARY 30,  JANUARY 29,
                                                                                        1994       1995
                                                                                    -----------  -----------
         93/8% Senior notes .....................................................     $100,000    $100,000
         Store and warehouse mortgages ..........................................       36,043      35,412
         Obligations under capital leases .......................................        1,635       1,540
         9.0% Senior notes ......................................................       30,000          --
         14.5% Senior subordinated discount notes ...............................       19,322          --
                                                                                      --------    --------
         Total debt .............................................................      187,000     136,952
         Less--Current maturities ...............................................       30,727       1,720
                                                                                      --------    --------
                                                                                      $156,273    $135,232
                                                                                      ========    ========

         The Company and Orchard Supply have complied with the restrictive loan covenants contained in the above obligations which provide among other things that (1) minimum working capital and net worth levels be maintained, (2) minimum fixed charge ratios be met, (3) capital expenditures be restricted and (4) additional long-term debt be limited.

93/8% SENIOR NOTES

         On January 20, 1994, the Company, as guarantor, and Orchard Supply, as issuer, issued $100.0 million of unsecured 93/8% senior notes. The notes mature on February 15, 2002 and may be redeemed at Orchard Supply's option at various redemption dates as specified in the agreement. The terms of the notes limit, among other things, the ability of Orchard Supply and the Company to incur indebtedness, issue stock, transfer funds to affiliates and dispose of assets.

9.0% SENIOR NOTES

         On January 26, 1994, Orchard Supply notified the holders of the 9.0% senior notes of its intention to redeem the notes prior to their stated maturity date of July 1, 1997. On February 25, 1994, the notes were redeemed using the proceeds from the 93/8% senior notes. The notes are included in the current portion of long-term debt at January 30, 1994 since the notes were repaid from cash on hand at January 30, 1994.

SENIOR SUBORDINATED DISCOUNT NOTES

         In July 1989, Orchard Supply completed the sale of its senior subordinated discount notes for $55.2 million which are general unsecured obligations and accreted to a full maturity value of $64 million in July 1992. The interest related to these notes was payable at 8.63% through July 1992 and together with accretion calculated using the effective interest method yielded 14.5%. Subsequent to July 1992, the interest related to these notes was payable at a rate of 14.5%.

         On April 30, 1993, the Company used the net proceeds of the initial public offering to retire approximately $44.7 million of the senior subordinated discount notes. Additionally, on January 26, 1994, Orchard Supply notified the holders of the remaining approximately $19.3 million of senior subordinated discount notes of its intention to redeem the notes. On February 25, 1994, the notes were redeemed using the proceeds from a preferred stock offering (see Note
6). The subordinated notes are included in long-term debt at January 30, 1994 due to the long-term nature of the replacement securities issued.

STORE AND WAREHOUSE MORTGAGES

         The store mortgage notes currently bear interest at 10.1%. Beginning May 1995, the store mortgage notes bear interest at a rate equal to the average yield imputed from one-year United States Treasury securities, determined annually, plus 2.75% for the sixth through twelfth years. Principal payments began in May 1993 and a final balloon payment is due at the end of 12 years. Payments are based on a 20 year amortization schedule.

         In May 1992, a life insurance company loaned Orchard Supply approximately $13.7 million through a first mortgage loan on the new warehouse facility located in Tracy, California. The mortgage note bears interest of 10.64% payable monthly on the outstanding loan balance. The loan requires payments of interest only for the first three years with the first principal payment of $0.9 million due May 31, 1995. Further principal payments are due each anniversary date through 2002, increasing by $0.2 million each year.

         In November 1993, Orchard Supply assumed a mortgage note of approximately $1.0 million pursuant to the purchase of the former BE sites discussed in Note 2. The note bears interest at 12.0% with principal and interest payments monthly through 2005.

         The net book value of the assets mortgaged pursuant to the above mortgage loans approximated $52.9 million at January 29, 1995.

REVOLVING CREDIT FACILITY

         The revolving credit facility is guaranteed by the Company and is secured by inventories, accounts receivable and certain intangible assets, limited to an amount equal to 75% of eligible accounts receivable, as defined, plus 50% of eligible inventory, as defined. Interest is payable monthly at one of two rates elected by the Company:

         1.Bank base rate, as defined, plus one percent per annum, or

         2.LIBOR, plus 3.25% per annum.

         The revolving credit facility remains effective through October 29, 1995 at which time it will be automatically continued unless terminated at Orchard Supply's or the lender's election.

         The following summarizes activity applicable to the revolving credit facility (dollar amounts in thousands):

                                                                                     JANUARY 30,  JANUARY 29,
                                                                                         1994        1995
                                                                                     -----------  -----------
         Balance outstanding at end of year .........................................  $    --      $   --
         Weighted average balance outstanding during the year .......................    1,152         120
         Maximum amount outstanding during the year .................................   11,448       4,625
         Weighted average interest rate .............................................     7.00%       8.77%
         Interest rate at end of period .............................................     7.00%       9.50%

         Letters of credit outstanding as of January 30, 1994 and January 29, 1995 totaled $5.8 million and $5.2 million, respectively.

         In November 1993, in connection with the acquisition of the nine new former BE store sites, Orchard Supply increased the borrowings available under the revolving credit facility from $20.0 million to $40.0 million. The additional available borrowings bore substantially the same terms and conditions as the original facility. On January 28, 1994, all outstanding borrowings of approximately $28.0 million were repaid with a portion of the proceeds of the 93/8% senior notes and the availability under the facility were reduced to the original $20.0 million.

CAPITAL LEASES

         Orchard Supply leases two stores and certain equipment under capital lease agreements. The leases bear interest at an implicit rate of approximately 10.0%.

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

PRINCIPAL AND INTEREST PAYMENTS

         The following summarizes the required future payments pursuant to the various long-term debt instruments, including capital leases, discussed above (in thousands):

                                                                                              FUTURE MINIMUM
                                                                                 PRINCIPAL    RENTAL PAYMENTS
                                                                                PAYMENTS ON     PURSUANT TO
         YEAR ENDING JANUARY,                                                 LONG-TERM DEBT  CAPITAL LEASES
         --------------------                                                 --------------  ---------------
            1996 ..........................................................        $ 1,617         $ 253
            1997 ..........................................................          1,918           253
            1998 ..........................................................          2,280           252
            1999 ..........................................................          2,607           252
            2000 ..........................................................          2,943           253
            Thereafter ....................................................        124,047         1,133
                                                                                  --------        ------
                                                                                   135,412         2,396
            Less--Amount representing interest ............................                          856
                                                                                                  ------
            Present value of future commitments ...........................                        1,540
            Less--Current portion .........................................          1,617           103
                                                                                  --------        ------
            Long-term portion .............................................       $133,795        $1,437
                                                                                  ========        ======

         Total cash paid by the Company for interest was as follows (in thousands):

         YEAR ENDED
         ----------
            January 29, 1995 ...................................................   $ 9,531
            January 30, 1994 ...................................................    10,905
            January 31, 1993 ...................................................    13,285

6.       PREFERRED STOCK:

         In connection with the Company's initial public offering of common stock in April 1993, the Company declared dividends on the Series A preferred stock of $13.3 million equal to all earned but undeclared dividends. Of this amount, $2.5 million was paid in cash and funded by borrowings under Orchard Supply's revolving credit facility. The remainder was paid through the issuance of 1,915,630 additional shares of preferred stock. The Company also converted all outstanding shares of preferred stock, including those issued pursuant to the dividends discussed above, into 3,128,028 shares of common stock at the market price pursuant to a statutory reclassification.

         On February 25, 1994, the Company issued to an affiliate 800,000 shares of 6% Cumulative Convertible Preferred Stock, $.01 par value per share, at a price of $24.25 per share. The preferred stock has an aggregate liquidation preference of $20.0 million, is convertible at the option of the holder into common stock at an initial conversion rate of 1.6 shares of common stock for each share of preferred stock subject to adjustment upon certain circumstances and may be redeemed by the Company at any time after December 15, 1996 at an initial redemption price of $26.50 per share, and thereafter at prices decreasing ratably to $25.00 per share on December 15, 2002.

7.       COMMON STOCK:

         On April 6, 1993, the Company completed its initial public offering. The Company sold 3.8 million shares of common stock at a price of $14.00 per share.

COMMON STOCK WARRANTS

         In connection with the issuance of the 9% senior notes, the Company issued warrants to purchase 79,669 shares of common stock at $8.33 per share. At January 29, 1995, 27,221 warrants were outstanding.

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

STOCK OPTIONS

         Under the 1989 Nonqualified Stock Option Plan, options to purchase shares of common stock may be granted to qualified personnel of the Company at a price no less than the fair market value of such shares, as determined by the Board of Directors, at the time the option is granted. Consequently, no compensation expense has been recognized in relation to this plan. Under the provisions of the plan, options shall vest no later than five years from the date of grant.

         In November of 1993, the Company added the 1993 Stock Option Plan, reserving 350,000 shares for issuance to the officers, certain employees and directors of the Company. The provisions of the 1993 plan are the same as the 1989 plan with the following exceptions: the options vest 25% upon grant and 25% over the next three anniversary dates and the options cannot be granted to those possessing greater than 10% of the total combined voting power of all classes of common stock.

         At January 29, 1995, options covering 136,001 shares of common stock were outstanding, of which 85,751 shares were vested under the plans. The Board of Directors may accelerate the vesting at its discretion. Options expire ten years after the date of grant. The Company has reserved 402,076 shares of common stock for issuance under the plans.

         Following is a detail of activity for the stock option plans:

                                                                      OPTIONS     OPTIONS         PRICE
                                                                     AVAILABLE  OUTSTANDING     PER SHARE
                                                                     ---------  -----------     ---------
         January 26, 1992                                               6,665     53,335          $8.33
            Granted                                                        --         --           --
            Cancelled                                                     896       (896)         $8.33
                                                                      -------    -------
         January 31, 1993                                               7,561     52,439          $8.33
            Authorized                                                350,000         --           --
            Granted                                                   (95,000)    95,000         $17.10
            Cancelled                                                   2,324     (2,324)      $8.33-17.10
            Exercised                                                      --     (7,225)         $8.33
                                                                      -------    -------
         January 30, 1994                                             264,885    137,890       $8.33-17.10
            Cancelled                                                   1,190     (1,190)      $8.33-17.10
            Exercised                                                      --       (699)         $8.33
                                                                      -------    -------
         January 29, 1995                                             266,075    136,001       $8.33-17.10
                                                                      =======    =======

         In April 1992, the Company granted nonqualified stock options outside of the 1989 Nonqualified Stock Option Plan to its President covering 12,045 shares of common stock at an exercise price of $8.33 per share. The options are only exercisable upon the occurrence of certain mergers, consolidations, business combinations, asset sales, tender offers and liquidations involving the Company. Because of the contingent nature of the shares, no measurement date, as defined, has been established. No compensation expense has been recorded attributable to these options.

8.       INCOME TAXES:

         Through January 31, 1993, the Company accounted for income taxes pursuant to Accounting Principles Board (APB) Opinion No. 11. Effective February 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Upon adoption, the Company elected not to restate prior periods. The effect of the cumulative catch-up entry on the balance sheet at January 31, 1994 and the statement of operations for the year then ended was not material.

         In accordance with SFAS 109, all deferred tax assets and liabilities are quantified. Deferred tax assets include operating loss and tax credit carryforwards. A valuation allowance against the tax assets is required to adjust the assets to realizable amounts. Changes in the valuation allowance are generally a component of the income tax provision. Under APB Opinion No. 11, the realization of operating loss carryforwards was recorded as an extraordinary item. For the year ended January 31, 1993, the Company recorded an extraordinary item due to the realization of operating loss carryforwards.

         The major components of deferred tax assets and liabilities are as follows (in thousands):

                                                                         FEBRUARY 1,  JANUARY 30,  JANUARY 29,
                                                                             1993        1994         1995
                                                                         -----------  -----------  -----------
         Deferred tax assets--
            Net operating losses and tax credits ......................     $3,498      $3,814      $4,913
            AMT payments made .........................................        787       1,951       1,951
            Other .....................................................      1,841       1,548       2,285
                                                                            ------      ------      ------
               Total assets ...........................................      6,126       7,313       9,149
            Valuation allowance .......................................     (3,859)     (3,248)     (3,661)
                                                                            ------      ------      ------
               Net assets .............................................      2,267       4,065       5,488
                                                                            ------      ------      ------
         Deferred tax liabilities--
            Depreciation ..............................................      1,480       2,114       2,732
            Software costs ............................................         --          --         805
                                                                            ------      ------      ------
               Total liabilities ......................................      1,480       2,114       3,537
                                                                            ------      ------      ------
               Total net deferred tax asset ...........................      $ 787      $1,951      $1,951
                                                                            ======      ======      ======

         The $-0- provisions for the years ended January 30, 1994 and January 29, 1995 resulted from the recognition of net operating loss carryforwards against which a valuation allowance had previously been provided. The provision for income taxes for the year ended January 31, 1993 differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

                                                                                           JANUARY 31,
                                                                                              1993
                                                                                           -----------
         Statutory federal income tax rate ..............................................      34.0%
         State income taxes, net of federal benefit .....................................       6.1
         Goodwill amortization ..........................................................       3.2
         Other ..........................................................................       0.9
                                                                                               ----
                                                                                               44.2%
                                                                                               ====

         As of January 29, 1995, for tax purposes, the Company has net operating loss carryforwards of approximately $11.3 million and $6.4 million available to offset federal and California taxable income, respectively. These federal net operating loss carryforwards expire at various dates through the fiscal year ending 2009 and state loss carryforwards expire at various dates through 1999. The Company also has net operating loss carryforwards available for alternative minimum tax purposes and jobs tax credit carryforwards.

         As a result of the initial public offering, the Internal Revenue Code, as amended, may limit the Company's ability to utilize its federal income tax net operating loss carryforwards. Any annual limitation amount determined by this computation that is not used in the current year increases the succeeding year's annual limitation amount. The Company's ability to utilize net operating loss carryforwards as computed for California income tax purposes may be similarly limited. The limitation on the use of net operating loss carryforwards may have the effect of accelerating a portion of the Company's income tax liability to an earlier year, and may also result in an overall increase in income taxes payable by the Company. Whether the Company's liability for taxes will be accelerated or increased will depend on numerous factors, including whether and the extent to which future annual taxable income of the Company exceeds the annual limitation, whether the Company is paying tax based on its regular taxable income or its alternative minimum taxable income and whether and the extent to which California permits corporations to deduct net operating loss carryforwards for California income tax purposes.

         The Company has made income tax payments of approximately $0.4 million, $1.2 million and $-0- in the years ended January 31, 1993, January 30, 1994 and January 29, 1995, respectively, primarily toward tax liabilities computed for alternative minimum tax purposes. Such payments are recorded as prepayments which will be applied against future liabilities computed for regular tax purposes.

9.       DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

Working Capital Accounts

         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

Long-Term Debt

         Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is estimated by management to be approximately $119.9 million versus the carrying amount of approximately $137.0 million at January 29, 1995.

10.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                                      INCOME (LOSS)
                                                                                                       PER COMMON
                                                                             INCOME                  AND EQUIVALENT
                                                                          (LOSS) BEFORE               SHARE BEFORE
                                                                          EXTRAORDINARY  NET INCOME   EXTRAORDINARY
                                                 SALES   GROSS MARGIN         ITEMS       (LOSS)          ITEMS
                                               --------  ------------     -------------  ----------  --------------
                                                              (in thousands, except per share data)
YEAR ENDED JANUARY 30, 1994
         First quarter(1) .................    $ 90,361     $ 31,948        $ 1,986       $(3,377)          $ 0.40
         Second quarter ...................     101,206       35,741          5,540         5,540             0.80
         Third quarter ....................      88,888       32,137          2,469         2,469             0.35
         Fourth Quarter(1) ................      84,622       30,925            170        (3,785)            0.02
                                               --------     --------        -------       -------           ------
         Year .............................    $365,077     $130,751        $10,165       $   847           $ 1.57
                                               ========     ========        =======       =======           ======
YEAR ENDED JANUARY 29, 1995
         First quarter ....................    $ 96,555     $ 34,606        $  (917)      $  (917)          $(0.16)
         Second quarter ...................     125,566       44,970          3,305         3,305             0.43
         Third quarter ....................     111,790       41,043            598           598             0.04
         Fourth Quarter ...................     107,735       39,648           (689)         (689)           (0.14)
                                               --------     --------        -------       -------           ------
         Year .............................    $441,646     $160,267        $ 2,297       $ 2,297           $ 0.17
                                               ========     ========        =======       =======           ======

         The following event impacted the results above:

         (1) As discussed in Note 5, the Company recorded extraordinary charges in connection with the early extinguishment of debt during the first and fourth quarters of the year ended January 30, 1994.

11.      SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY:

         All operations of the Company are conducted through its wholly-owned subsidiary, Orchard Supply. The following summarizes the financial position and results of operations for the subsidiary:

                                                                                     JANUARY 30,  JANUARY 29,
                                                                                        1994         1995
                                                                                     -----------  -----------
         Current assets ........................................................      $184,028     $144,453
         Non-current assets ....................................................       125,700      148,198
                                                                                      --------     --------
                                                                                       309,728      292,651
                                                                                      ========     ========
         Current liabilities ...................................................      $ 89,030     $ 73,412
         Non-current liabilities ...............................................       158,869      136,669
                                                                                      --------     --------
                                                                                       247,899      210,081
                                                                                      --------     --------
         Redeemable preferred stock ............................................            --           --
         Other equity ..........................................................        61,829       82,570
                                                                                      --------     --------
                                                                                        61,829       82,570
                                                                                      --------     --------
                                                                                      $309,728     $292,651
                                                                                      ========     ========

                                                                                     YEAR ENDED
                                                                         -------------------------------------
                                                                         JANUARY 31,  JANUARY 30,  JANUARY 29,
                                                                            1993        1994          1995
                                                                         -----------  -----------  -----------
         Sales ........................................................   $346,158     $365,077     $441,646
         Gross profit .................................................    121,559      130,751      160,267
         Income (loss) before provision for taxes
            and extraordinary credit ..................................      1,944       10,170        2,339
         Net income (loss) ............................................        878          852        2,339

         The various debt instruments of Orchard Supply restrict the payment of dividends to the parent as Orchard Supply is the primary obligor for all debt outstanding.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Stockholders of Orchard Supply Hardware Stores Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Orchard Supply Hardware Stores Corporation's Annual Report to Stockholders included in this Form 10-K, and have issued our report thereon dated March 3, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                       /s/ Arthur Andersen LLP
                                                       ARTHUR ANDERSEN LLP

San Jose, California
March 3, 1995

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY

                            CONDENSED BALANCE SHEETS

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)

                                                                                             JANUARY 30,  JANUARY 29,
                                                                                                1994          1995
                                                                                             -----------  -----------
                                             ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                             $ 75,583     $ 9,235
         Investments                                                                                 --       3,000
         Accounts receivable                                                                     13,684      14,414
         Inventory                                                                               82,494     103,438
         Prepaid expenses and other                                                               6,134       8,221
         Assets held for disposal                                                                 6,133       6,145
                                                                                               --------     -------
               Total current assets                                                             184,028     144,453

PROPERTY AND EQUIPMENT, net                                                                     105,874     129,840
OTHER ASSETS, net                                                                                19,826      18,358
                                                                                               --------     -------
               Total assets                                                                    $309,728    $292,651
                                                                                               ========    ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued liabilities                                              $ 56,809    $ 70,919
         Notes payable                                                                            1,494         773
         Current portion of capital leases and long-term debt                                    30,727       1,720
                                                                                               --------     -------
               Total current liabilities                                                         89,030      73,412

OTHER LIABILITIES                                                                                 2,596       1,437

CAPITAL LEASES AND LONG-TERM DEBT, net of current portion                                       156,273     135,232
                                                                                               --------     -------
               Total liabilities                                                                247,899     210,081
                                                                                               --------     -------

STOCKHOLDERS' EQUITY:
         Additional paid-in-capital                                                              60,977      80,231
         Retained earnings                                                                          852       2,339
                                                                                               --------     -------
               Total stockholders' equity                                                        61,829      82,570
                                                                                               --------     -------
               Total liabilities and stockholders' equity                                      $309,728    $292,651
                                                                                               ========    ========

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY

                         CONDENSED STATEMENTS OF INCOME

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)

                                                                                             YEAR ENDED
                                                                                  -------------------------------------
                                                                                  JANUARY 31,  JANUARY 30,  JANUARY 29,
                                                                                     1993        1994          1995
                                                                                  -----------  -----------  -----------
SALES ..........................................................................   $346,158    $365,077    $441,646

COST OF GOODS SOLD .............................................................    224,599     234,326     281,379
                                                                                   --------    --------    --------
         Gross margin ..........................................................    121,559     130,751     160,267

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...................................    100,859     108,998     145,332
                                                                                   --------    --------    --------
         Operating income ......................................................     20,700      21,753      14,935

WRITE-DOWN IN CARRYING AMOUNT OF ASSET HELD

     FOR DISPOSAL ..............................................................      2,007          --          --

INTEREST EXPENSE, net ..........................................................     16,749      11,583      12,596
                                                                                   --------    --------    --------
         Income before provision for income taxes and extraordinary items ......      1,944      10,170       2,339

PROVISION FOR INCOME TAXES .....................................................        866          --          --
                                                                                   --------    --------    --------
         Income before extraordinary items .....................................      1,078      10,170       2,339

EXTRAORDINARY ITEMS ............................................................       (200)     (9,318)         --
                                                                                   --------    --------    --------
         Net income ............................................................   $    878    $    852    $  2,339
                                                                                   ========    ========    ========

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY

                       CONDENSED STATEMENTS OF CASH FLOWS

                           FOR THE FISCAL YEARS ENDED

                                 (IN THOUSANDS)



                                                                                             YEAR ENDED
                                                                                  -------------------------------------
                                                                                  JANUARY 31,  JANUARY 30,  JANUARY 29,
                                                                                     1993         1994         1995
                                                                                  ---------    ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:


         Net income ...........................................................      $  878       $ 852    $  2,339
         Non-cash adjustments to net income--
            Depreciation and amortization .....................................       7,080       6,845       8,682
            Prepayment premium on senior and subordinated senior debentures ...          --       6,335          --
            Write-off of deferred financing costs .............................       1,066       2,745          --
            Accretion of debt discount ........................................       1,682         313          --
            Loss on asset disposals ...........................................         115          65         803
            Write-down in carrying amount of asset held for disposal ..........       2,007          --          --
         Changes in assets and liabilities --

            Increase in accounts receivable ...................................        (218)       (477)     (1,171)
            Increase in inventory .............................................      (3,131)     (8,636)    (20,944)
            Increase in prepaid expenses and other ............................        (925)     (2,429)     (2,631)
            Increase in accounts payable and other current liabilities ........       1,524       7,506      16,237
            Decrease in other liabilities .....................................        (577)         --        (999)
                                                                                     -------     -------     -------
               Net cash provided by operating activities ......................       9,501      13,119       2,316
                                                                                     -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Additions to property and equipment ..................................      (4,318)    (29,491)    (30,577)
         Purchase of investments ..............................................           --         --      (3,000)
         Purchase of leasehold rights .........................................           --     (6,511)         --
                                                                                     -------    --------    --------
               Net cash used in investing activities ..........................      (4,318)    (36,002)    (33,577)
                                                                                     -------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from issuance of long-term debt .............................      46,110     103,079       1,752
         Principal payments on capital leases and long-term debt ..............     (48,324)    (50,757)    (52,335)
         Deferred financing costs paid ........................................      (2,076)     (2,736)       (433)
         Repayment of notes payable, net ......................................      (1,770)     (1,727)     (2,473)
         Contributions from parent Company ....................................          12      46,132      18,402
                                                                                     ------     --------    --------
               Net cash provided (used in) financing activities ...............      (6,048)     93,991     (35,087)
                                                                                     ------     --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................        (865)     71,108     (66,348)

CASH AND CASH EQUIVALENTS, Beginning of Period ................................       5,340       4,475      75,583
                                                                                   --------    --------    ---------
CASH AND CASH EQUIVALENTS, End of Period ......................................    $  4,475    $ 75,583    $  9,235
                                                                                   ========    ========    =========

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                            FOR THE FISCAL YEAR ENDED

                                 (IN THOUSANDS)




                                                          BALANCE AT  CHARGED TO    CHARGED                BALANCE
                                                           BEGINNING    COSTS/     TO OTHER                AT END
DESCRIPTION                                                OF PERIOD   EXPENSES    ACCOUNTS   DEDUCTIONS  OF PERIOD
- -----------                                                ---------   --------    --------   ----------  ---------
JANUARY 31, 1993
Accounts receivable reserves ............................     $ 888     $1,180       $484      $(1,285)      $1,267

JANUARY 30, 1994
Accounts receivable reserves ............................    $1,267     $1,215       $214      $(1,520)      $1,176

JANUARY 29, 1995
Accounts receivable reserves ............................    $1,176     $1,172       $210      $(1,357)      $1,201



                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER    DESCRIPTION
     -------   -----------

         +3.1  Certificate of Incorporation of the Orchard Supply Hardware
               Stores Corporation (formerly Orchard Holding Corporation) as amended to date.

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

       ++++4.6 Indenture dated as of January 15, 1994 among Orchard Supply
               Hardware Corporation, Orchard Supply Hardware Stores Corporation, as Guarantor, and U.S. Trust Company of California, N.A., as
               Trustee, with respect to the 93/8% Senior Notes due 2002, with form of note attached thereto as Exhibit A.

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



     EXHIBIT
     NUMBER     DESCRIPTION
     -------    -----------

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

       ##10.39 Orchard Supply Hardware Stores Corporation 1993 Non-Employee
               Directors Stock Option Plan dated July 26, 1993.

        #10.40 Form of Nonqualified Stock Option Agreement by and between
               Orchard Supply Hardware Stores Corporation and certain non-employee directors (other than directors affiliated with Freeman Spogli & Co.).

     ++++10.41 Orchard Supply Hardware Stores Corporation 1993 Stock Option
               Plan dated November 19, 1993 as amended on March 29, 1994.

        #10.42 Form of Incentive Stock Option Agreement by and between Orchard
               Supply Hardware Stores Corporation and certain officers and key employees.

     ++++10.43 Registration Rights Agreement dated as of December 29, 1993 by and between Orchard Supply Hardware Stores Corporation and FS
               Equity Partners III, L.P.

      +++10.44 Securities Purchase Agreement entered into as of December 29,
               1993 by and between Orchard Supply Hardware Stores Corporation and FS Equity Partners III, L.P.

       ++10.45 Second Amendment to Employment Agreement dated January 1, 1989 between Orchard Supply Hardware Corporation and Maynard Jenkins.

        +10.46 Sixth Amendment to Note Agreement dated as of April 27, 1994 by and among Orchard Supply Hardware Corporation, Orchard Supply
               Hardware Stores Corporation (formerly Orchard Holding
               Corporation) and Teachers Insurance and Annuity Association of
               America, with respect to the 10.64% Senior Secured Notes due
               2002.

        +10.47 Seventh Amendment to Note Agreement dated as of May 31, 1994 by and among Orchard Supply Hardware Corporation, Orchard Supply
               Hardware Stores Corporation (formerly Orchard Holding
               Corporation) and Teachers Insurance and Annuity Association of
               America, with respect to the 10.64% Senior Secured Notes due
               2002.

       ++10.48 Orchard Supply Hardware Corporation Performance Bonus Plan dated February 1, 1994.

       ***18.1 Preferability Letter dated March 5, 1993 from Arthur Andersen
               LLP regarding change in accounting principle.

        ++23.1 Consent of Arthur Andersen LLP for Orchard Supply Hardware
               Stores Corporation.

        ++27.1 Financial Data Schedule for the fiscal year ended January 29,
               1995.

         *     Filed as an exhibit to Registration Statement on Form S-4
               (Registration No. 33-55190) on November 30, 1992.

        **     Filed with Registration Statement of Form S-1 (Registration No.
               33-57752) on February 2, 1993.

       ***     Filed with Amendment No. 1 to Registration Statement on Form S-1
               (Registration No. 33-57752) on March 9, 1993.

      ****     Filed with Amendment No. 2 to Registration Statement of Form S-1
               (Registration No. 33-57752) on March 23, 1993.

         #     Filed with Registration Statement on Form S-1 (Registration No.
               33-51437) on December 14, 1993.

        ##     Filed with Amendment No. 1 to Registration Statement on Form S-1
               (Registration No. 33-51437) on December 29, 1993.

       +++     Filed with Amendment No. 2 to Registration Statement on Form S-1
               (Registration No. 33-51437) on January 18, 1994.

      ++++     Filed with Annual Report on Form 10-K (File No. 0-21182) on April
               13, 1994.

         +     Filed with Quarterly Report on Form 10-Q (File No. 0-21182) on
               June 14, 1994.

        ++     Filed herewith.
