Form 10-Q
period 1995-04-30
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1995-06-14
CIK 896842

                                   FORM 10-Q
                               __________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________ .


                       Commission file number    0-21182
                                                 -------


                  ORCHARD SUPPLY HARDWARE STORES CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        95-4214109
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


6450 Via Del Oro, San Jose, California                          95119
- ---------------------------------------            -----------------------------
(Address of principal executive offices)                      (Zip Code)


           (408) 281-3500
- ----------------------------------------
  (Registrant's telephone number,
       including area code)

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

At April 30, 1995 there were 6,983,400 shares of the registrant's Common Stock, $0.01 par value, outstanding.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY



                                     INDEX



PART I.       FINANCIAL INFORMATION                                 PAGE NO.
- -------       ---------------------                                 --------
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets:
                 April  30, 1995 and January 29, 1995                   3

              Condensed Consolidated Statements of Income:
                 Three Month Periods Ended April 30, 1995
                 and May 1, 1994                                        4

              Condensed Consolidated Statements of Cash Flows:
                 Three Month Periods Ended April 30, 1995 and
                 May 1, 1994                                            5

              Notes to Condensed Consolidated Financial
                 Statements                                             6

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7


PART II.      OTHER INFORMATION
- --------      -----------------

Item 4.       Submission of Matters to a Vote of
                 Security Holders                                       11

Item 6.       Exhibits and Reports on Form 8-K                          11

Signatures                                                              12

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENT

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                         April 30,       January 29,
                                                           1995              1995
                                                        ----------       -----------
                                                        (Unaudited)
ASSETS
- ------

CURRENT ASSETS:
     Cash and cash equivalents                           $ 12,729        $  9,240
     Investments                                                -           3,000
     Accounts receivable, net                              15,060          14,417
     Inventories                                          106,178         103,438
     Prepaid expenses and other                             9,018           8,221
     Assets held for disposal                               6,177           6,145
                                                         --------        --------

     Total current assets                                 149,162         144,461

PROPERTY AND EQUIPMENT, net                               131,388         129,840
OTHER ASSETS, net                                          17,946          18,358
                                                         --------        --------
     Total assets                                        $298,496        $292,659
                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
     Accounts payable, accrued and other liabilities     $ 74,107        $ 70,919
     Notes payable                                          1,091             773
     Current portion of capital leases
          and long term debt                                1,741           1,720
                                                         --------        --------

     Total current liabilities                             76,939          73,412

OTHER LIABILITIES, net of current portion                   1,334           1,437
CAPITAL LEASES AND LONG-TERM DEBT,
          net of current portion                          135,018         135,232
                                                         --------        --------
     Total liabilities                                    213,291         210,081
                                                         --------        --------
STOCKHOLDERS' EQUITY:
     Common stock                                              70              70
     Preferred stock                                            8               8
     Additional paid-in-capital                            90,400          90,700
     Less notes receivable from
          sale of common stock                               (146)           (151)
     Accumulated deficit                                   (5,127)         (8,049)
                                                         --------        --------

     Total equity                                          85,205          82,578
                                                         --------        --------

     Total liabilities and stockholders' equity          $298,496        $292,659
                                                         ========        ========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                            Three Months Ended
                                                        ----------------------------
                                                        April 30,           May 1,
                                                          1995               1994
                                                        ---------         ----------
Sales                                                   $125,352             $96,555
Cost of goods sold                                        79,708              61,949
                                                        --------             -------

     Gross margin                                         45,644              34,606

Selling, general and administrative expenses              37,458              28,818
Pre-opening expenses                                         995               3,766
                                                        --------             -------

     Operating income                                      7,191               2,022

Interest expense                                           3,515               2,939
                                                        --------             -------

     Income (loss) before provision for income taxes       3,676                (917)

Income tax provision                                         754                   -
                                                        --------             -------

     Net income (loss)                                     2,922                (917)

Preferred stock dividends                                    300                 217
                                                        --------             -------

     Net income (loss) available to common stock        $  2,622             $(1,134)
                                                        ========             =======


Income (loss) per common share:
     Primary                                            $   0.38             $ (0.16)
                                                        ========             =======


     Fully diluted                                      $   0.35             $ (0.16)
                                                        ========             =======


Weighted average number of shares outstanding:
     Primary                                               6,976               6,969
                                                        ========             =======

     Assuming full dilution                                8,273               6,969
                                                        ========             =======

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      ORCHARD SUPPLY HARDWARE CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                                 Three Months Ended
                                                                            -----------------------------
                                                                            April 30, 1995    May 1, 1994
                                                                            --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $ 2,922          $   (917)
     Non-cash adjustments to net income-
          Depreciation and amortization                                           2,628             1,867
          Loss on asset disposals                                                    14                 -
     Changes in assets and liabilities-
          Increase in accounts receivable                                          (643)             (556)
          Increase in inventories                                                (2,740)           (3,645)
          Increase in prepaid expenses and other                                   (797)           (2,142)
          Increase in accounts payable, accrued and other liabilities             3,085             8,737
                                                                                -------          --------
               Total Adjustments                                                  1,547             4,261
                                                                                -------          --------
               Net cash provided by operating activities                          4,469             3,344
                                                                                -------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                         (3,810)          (11,200)
     Redemption of investments                                                    3,000                 -
                                                                                -------          --------
     Net cash used in investing activities                                         (810)          (11,200)
                                                                                -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                                        -            19,400
     Common stock issued upon exercise of warrants and options                        -               439
     Proceeds from issuance of notes payable, net                                   318                 -
     Payment of notes receivable from sale of capital stock                           5                 5
     Principal payments on capital leases and long-term debt                       (193)          (49,496)
     Premium on redemption of long-term debt                                          -            (2,287)
     Payment of preferred stock dividend                                           (300)                -
     Transaction costs                                                                -              (614)
     Repayment of notes payable, net                                                  -              (712)
                                                                                -------          --------
               Net cash provided by (used in) financing activities                 (170)          (33,265)
                                                                                -------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,489           (41,121)

CASH AND CASH EQUIVALENTS, beginning of period                                    9,240            75,588
                                                                                -------          --------
CASH AND CASH EQUIVALENTS, end of period                                        $12,729          $ 34,467
                                                                                =======          ========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION
    ---------------------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended January 29, 1995 included in the Company's Form 10-K.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.


2.  EARNINGS PER SHARE
    ------------------

Net income (loss) per common and equivalent share is computed by dividing net income (loss) available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and common equivalent shares include common stock issuable upon exercise of stock options and warrants (using the treasury stock method) less shares assumed repurchased with the proceeds from the management notes. Common equivalents included in the weighted average number of shares assume the conversion of options outstanding under the Amended 1989 Nonqualified Stock Option Plan, the 1993 Stock Option Plan and the warrants, unless antidilutive. Certain options granted to the President are excluded from the calculation due to their contingent nature.

For purposes of the calculation of earnings per share on a fully-diluted basis, outstanding shares of convertible preferred stock are assumed to be converted if dilutive.


3.  INCOME TAX PROVISION
    --------------------

The effective tax rate for the quarter ended April 30, 1995 reflects the estimated tax rate for the year ended January 28, 1996 based upon projected income and other factors. This rate differs from the combined federal and state of California statutory rates primarily due to expected reductions in the previously established valuation allowance related to deferred tax assets, primarily net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL
- -------

Since the Company's initial public offering in April 1993, new store expansion has increased. In fiscal 1994 the Company opened 14 stores, nine through the acquisition of former Builders Emporium store sites on a base of 43 stores. Current plans call for four or five store openings in fiscal 1995 and five to ten store openings per year thereafter.

As the Company implements its new store opening program, operating expenses as a percent of sales for the new stores will initially be higher, adversely affecting overall operating margins until these new stores achieve sales maturity. In addition, the Company expects that it will generally experience higher marketing, distribution and occupancy costs in its new stores in the metropolitan Los Angeles market where a significant amount of its future
expansion will be directed.   The Company believes, however, that these higher
expenses will be offset by higher sales at these stores than are typical of mature Orchard stores in Northern and Central California. The Company expects that the impact of these factors will be to reduce operating margins so long as the Company continues to open a large number of stores relative to its existing store base.

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

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth selected results of operations as percentages of sales for the periods indicated:



                                 Three Months Ended
                               -----------------------
                               April 30,       May 1,
                                 1995           1994
                               ---------     ---------
Sales                             100.0%        100.0%

Gross margin                       36.4          35.8

Selling general and
   administrative expenses         29.9          29.8
Pre-opening expense                 0.8           3.9
                                  -----         -----
Operating income                    5.7           2.1

Interest expense, net               2.8           3.0
                                  -----         -----
Income before provision             2.9          (0.9)

Income tax provision                0.6             -
                                  -----         -----
Net income                          2.3%          0.9%
                                  =====         =====


THREE MONTHS ENDED APRIL 30, 1995 AND MAY 1, 1994
- -------------------------------------------------

Sales for the first quarter ended April 30, 1995 increased by 29.8% to $125.4 million from $96.6 million in the first quarter of 1994. This increase reflects 16 new stores opened since the beginning of fiscal 1994 and a 1.8% increase in comparable store sales. Comparable store sales were impacted favorably by the diminishing effect of eight competing warehouse home centers that opened primarily in the second half of 1993 which have now passed their first anniversary, as well as the recent closing of four competing warehouse home centers. Exceptionally rainy and cold weather in March and April had a negative effect on sales.

Gross margin increased $11.0 million from $34.6 million for the first quarter of fiscal 1994 to $45.6 million for the comparable period this year. Gross margin as a percent of sales increased from 35.8% for the first quarter of fiscal 1994 to 36.4% for the first quarter of fiscal 1995. The increase in gross margin percentage is attributable primarily to the reduction of inventory shrinkage and warehouse operating costs as a percent of sales. Management believes that programs instituted over the last two years involving installation at the stores of tool corrals and electronic merchandise surveillance and increased employee awareness have been beneficial in controlling inventory shrinkage. Improved systems and tight expense controls coupled with the leveraging of fixed warehouse costs have resulted in lowering the ratio of warehouse expenses to sales.

Selling, general and administrative expenses increased from $28.8 million or 29.8% of sales for the first quarter of 1994 to $37.5 million or 29.9% of sales for the first quarter of fiscal 1995. The inclusion in the first quarter of 1995 of sixteen stores opened since the beginning of last year that have not yet reached sales maturity increased the ratio of store selling expenses to sales. However, this impact was largely offset by a reduction in corporate headquarters expenses as a percent of sales. As these new stores pass their first anniversary starting in the second quarter of 1995 it is expected that the current year's ratio of selling, general and administrative expenses will compare more favorably with last year's ratio.

Operating income for the first quarter of fiscal 1995 increased $5.2 million to $7.2 million from $2.0 million in last year's first quarter. Operating income before pre-opening expenses increased by 41.4% to $8.2 million in the current year's first quarter from $5.8 million in the previous year's first quarter. Increased sales and higher gross margin percentage contributed to the increase in operating income.

Interest expense increased from $2.9 million for the first quarter of 1994 to $3.5 million for the first quarter of 1995. A reduction of interest cost of $0.3 million resulted from a decrease in long-term debt. However, in the first quarter of 1994 the Company capitalized an additional $0.6 million of construction period interest on new store construction projects and realized $0.3 million more in interest income than in the comparable period of 1995.

The Company recorded an income tax provision for the first quarter of fiscal 1995 at an effective tax rate of 20.5% based on the estimated annual tax rate for fiscal 1995 which takes into account projected income and other factors. In the first quarter of 1995, the Company did not record an income tax benefit as a result of the benefit of net operating loss carry forwards against which a valuation allowance had previously been provided. See Note 3 to the Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program, and debt service on indebtedness.

The Company's wholly-owned subsidiary, Orchard Supply Hardware Corporation ("Orchard Supply"), has funded debt obligations including (i) up to $20.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (the "Financing Agreement") (with an $8.0 million sublimit for guarantees of letters of credit) of which no borrowings and $3.2 million of guarantees of letters of credit were outstanding as of April 30, 1995, (ii) $20.5 million outstanding under a store mortgage facility, (iii) $13.7 million aggregate principal amount of warehouse mortgage notes, (iv) $1.0 million of store mortgage assumed in connection with the acquisition of a former Builders Emporium store site and (v) $100.0 million aggregate principal amount of 9 3/8% senior notes due February 15, 2002. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests and limitations on the Company's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. As of April 30, 1995, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments. Aggregate scheduled principal repayments on the Company's long term debt instruments, including capital leases, for fiscal 1995, 1996 and 1997 are $1.7 million, $2.0 million and $2.4 million, respectively.

The Company's business strategy requires that it maintain broad product lines and large inventories, however, the effect of this strategy on working capital is somewhat minimized through the receipt of trade credit. The Company's working capital is also affected by accounts receivable arising from its proprietary credit card which had an average monthly balance for fiscal 1994 of $11.1 million. The Company will fund its working capital needs through a combination of funds from operations and borrowings under the Financing Agreement. The Financing Agreement permits borrowings based on percentages of the Company's eligible inventory and accounts receivable and is to be used for working capital and general corporate purposes. The Financing Agreement remains effective through October 29, 1995. Orchard Supply is currently negotiating a new four year revolving credit facility.

In connection with Orchard's expansion plans, the Company anticipates capital expenditures of approximately $900,000 for furniture, fixtures and equipment for each new store opened, a portion of which may be leased under operating leases. The Company expects that for its metropolitan Los Angeles stores, pre-opening expenses will range from approximately $600,000 to $700,000 (compared to $450,000 in its Northern and Central California markets). The initial inventory requirement for new stores, net of trade credit, is estimated at $900,000 per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $800,000 to $1,500,000 per store. If the Company elects to purchase the real estate, the capital expenditure would range from approximately $2,500,000 for owned store improvements constructed on leased land to $4,000,000 - $6,000,000 if the entire property were to be owned by the Company.

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


EFFECT OF INFLATION
- -------------------

The effect of inflation on the Company's result of operations has not been material in the periods discussed.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
- ------------------------------------------

In March, 1995, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. Measurement of the loss for assets that the entity expects to hold and use are to be based on the fair value of the asset. Although management does not expect this pronouncement to have a material impact on the Company's financial condition or results of operations at adoption, its provisions, when adopted, will be applicable to any future assessments of its long-lived assets. SFAS No. 121 must be adopted no later than fiscal 1996.

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on May 19, 1995 to (1) elect eight Directors to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified and
(2) ratify the appointment of Arthur Andersen & Co. as the Company's independent auditors (the "Auditors") for the fiscal year ending January 28, 1996.

          All eight nominees were duly elected. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each nominee:

                                                              ABSTENTIONS
                                             AGAINST OR        AND BROKER
        NOMINEE                FOR            WITHHELD          NONVOTES
- --------------------        ---------        ----------       -----------
Matt L. Figel               6,439,805         48,081              0
Morton Godlas               6,441,955         45,931              0
William A. Hall             6,441,805         46,081              0
Stephen M. Hilberg          6,441,955         45,931              0
Maynard Jenkins             6,441,415         46,471              0
J. Frederick Simmons        6,439,805         48,081              0
Ronald P. Spogli            6,440,455         47,431              0
William M. Wardlaw          6,440,105         47,781              0


         The appointment of the Auditors was duly ratified. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the appointment of the Auditors:

                                                              ABSTENTIONS
                                             AGAINST OR       AND BROKER
                               FOR           WITHHELD         NONVOTES
                            ---------        ----------       -----------
                            6,459,662          20,496           7,728

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

          Exhibit Number
          --------------

          27.1 Financial data schedule for the three months ended April 30, 1995.

          (b)    Reports on Form 8-K.

                 None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
                   ------------------------------------------



Date:        June  12, 1995                By:  /s/ Maynard Jenkins
       ----------------------------             --------------------------------
                                           Maynard Jenkins
                                           President and
                                           Chief Executive Officer



Date:        June  12, 1995                By:  /s/ Stephen M. Hilberg
       ----------------------------             --------------------------------
                                           Stephen M. Hilberg
                                           Chief Financial Officer and
                                           Vice President-Finance

                                 EXHIBIT INDEX


Exhibit
  No.             Description
- -------           ------------------------------------------------------------
 27.1             Financial Data Schedule for the three months ended April 30,
                  1995.
