Form 10-Q
period 1995-07-30
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1995-09-13
CIK 896842

                                   FORM 10-Q
                               __________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 1995

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________.


                      Commission file number    0-21182
                                              -------------


                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
        --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                      95-4214109
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


 6450 Via Del Oro, San Jose, California                95119
----------------------------------------    ------------------------------------
(Address of principal executive offices)             (Zip Code)


      (408) 281-3500
--------------------------------------
  (Registrant's telephone number,
   including area code)

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

At July 30, 1995 there were 6,983,400 shares of the registrant's Common Stock, $0.01 par value, outstanding.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY



                                     INDEX

PART I.         FINANCIAL INFORMATION                                PAGE NO.
-------         ---------------------

Item 1.               Financial Statements

                Condensed Consolidated Balance Sheets:
                  July 30, 1995 and January 29, 1995                       3

                Condensed Consolidated Statements of Income:
                  Three and Six Month Periods Ended July 30, 1995
                  and July 31, 1994                                        4

                Condensed Consolidated Statements of Cash Flows:
                  Six Month Periods Ended July 30, 1995 and
                  July 31, 1994                                            5

                Notes to Condensed Consolidated Financial
                  Statements                                               6

Item 2.               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7


PART II.        OTHER INFORMATION
--------        -----------------

Item 2.               Changes in Securities                               12

Item 6.               Exhibits and Reports on Form 8-K                    12

Signatures                                                                13

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENT

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                             July 30,            January 29,
                                                               1995                1995
                                                          ---------------     ---------------
                                                            (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                               $       22,033      $        9,240
  Investments                                                          -               3,000
  Accounts receivable, net                                        17,392              14,417
  Inventories                                                     97,363             103,438
  Prepaid expenses and other                                       7,440               8,221
  Assets held for disposal                                         6,210               6,145
                                                          ---------------     ---------------

  Total current assets                                           150,438             144,461

PROPERTY AND EQUIPMENT, net                                      131,950             129,840
OTHER ASSETS, net                                                 17,526              18,358
                                                          ---------------     ---------------
  Total assets                                            $      299,914      $      292,659
                                                          ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable, accrued and other liabilities         $       71,616      $       70,919
  Notes payable                                                      840                 773
  Current portion of capital leases
    and long term debt                                             1,991               1,720
                                                          ---------------     ---------------

  Total current liabilities                                       74,447              73,412

OTHER LIABILITIES, net of current portion                          1,298               1,437
CAPITAL LEASES AND LONG-TERM DEBT,
    net of current portion                                       133,655             135,232
                                                          ---------------     ---------------
  Total liabilities                                              209,400             210,081
                                                          ---------------     ---------------

STOCKHOLDERS' EQUITY:
  Common stock                                                        70                  70
  Preferred stock                                                      8                   8
  Additional paid-in-capital                                      90,100              90,700
  Less notes receivable from
    sale of common stock                                            (138)               (151)
  Retained earnings (accumulated deficit)                            474              (8,049)
                                                          ---------------     ---------------

  Total equity                                                    90,514              82,578
                                                          ---------------     ---------------
  Total liabilities and stockholders' equity              $      299,914      $      292,659
                                                          ===============     ===============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)




                                                         Six Months Ended            Three Months Ended
                                                 ---------------------------   --------------------------
                                                    July 30,       July 31,       July 30,      July 31,
                                                     1995           1994           1995          1994
                                                 -------------  ------------   ------------  ------------

Sales                                            $    270,817   $   222,121     $   145,465   $   125,566
Cost of goods sold                                    172,850       142,545          93,142        80,596
                                                 -------------  ------------    ------------  -----------

  Gross margin                                         97,967        79,576          52,323        44,970

Selling, general and administrative expenses           79,094        64,759          41,636        35,941
Pre-opening expenses                                    1,022         6,378              27         2,612
                                                 -------------  ------------    ------------  -----------


  Operating income                                     17,851         8,439          10,660         6,417

Interest expense                                        6,919         6,051           3,404         3,112
                                                 -------------  ------------    ------------  -----------


  Income before provision for income taxes             10,932         2,388           7,256         3,305

Income tax provision                                    2,409             -           1,655             -
                                                 -------------  ------------    ------------  -----------


  Net income                                            8,523         2,388           5,601         3,305

Preferred stock dividends                                 600           520             300           303
                                                 -------------  ------------    ------------  -----------


  Net income available to common stock           $      7,923   $     1,868     $     5,301   $     3,002
                                                 =============  ============    ============  ===========
Income per common share:
  Primary                                        $       1.13   $      0.27     $      0.75   $      0.43
                                                 =============  ============    ============  ===========

  Fully diluted                                  $       1.03   $      0.27     $      0.67   $      0.40
                                                 =============  ============    ============  ===========
Weighted average number of shares outstanding:
  Primary                                               7,001         6,983           7,025         6,998
                                                 =============  ============    ============  ===========
  Fully diluted                                         8,302         6,983           8,330         8,278
                                                 =============  ============    ============  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)


                                                                          Six Months Ended
                                                                   -----------------------------
                                                                   July 30, 1995   July 31, 1994
                                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $      8,523    $      2,388
  Non-cash adjustments to net income-
    Depreciation and amortization                                          5,292           3,887
    Loss on asset disposals                                                   14             758
  Changes in assets and liabilities-
    Increase in accounts receivable                                       (2,975)         (2,494)
    (Increase) decrease in inventories                                     6,075          (6,789)
    (Increase) decrease in prepaid expenses and other                        781          (2,638)
    Increase in other noncurrent assets                                     (125)              -
    Increase in accounts payable, accrued and other liabilities              558           9,992
                                                                    -------------   -------------
       Total adjustments                                                   9,620           2,716
                                                                    -------------   -------------
       Net cash provided by operating activities                          18,143           5,104
                                                                    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                     (6,524)        (19,846)
  Redemption (purchase) of investments                                     3,000          (3,000)
                                                                    -------------   -------------
  Net cash used in investing activities                                   (3,524)        (22,846)
                                                                    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock                                    -          19,400
  Common stock issued upon exercise of warrants and option                     -             439
  Proceeds from issuance of notes payable, net                                67              98
  Payment of notes receivable from sale of capital stock                      13              15
  Principal payments on capital leases and long-term debt                 (1,306)        (49,675)
  Premium on redemption of long-term debt                                      -          (2,287)
  Payment of preferred stock dividend                                       (600)           (360)
  Transaction costs                                                            -            (681)
                                                                    -------------   -------------
       Net cash provided by (used in) financing activities                (1,826)        (33,051)
                                                                    -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      12,793         (50,793)

CASH AND CASH EQUIVALENTS, beginning of period                             9,240          75,588
                                                                    -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                            $     22,033    $     24,795
                                                                    =============   =============

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


2.  EARNINGS PER SHARE
    ------------------

Net income per common and equivalent share is computed by dividing net income available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and common equivalent shares include common stock issuable upon exercise of stock options and warrants (using the treasury stock method) less shares assumed repurchased with the proceeds from the management notes. Common equivalents included in the weighted average number of shares assume the conversion of options outstanding under the Nonqualified Stock Option Plan, the 1993 Stock Option Plan and the warrants, unless antidilutive. Certain options granted to the President are excluded from the calculation due to their contingent nature.

For purposes of the calculation of earnings per share on a fully-diluted basis, outstanding shares of convertible preferred stock are assumed to be converted if dilutive.


3.  INCOME TAX PROVISION
    --------------------

The effective tax rate for the quarter ended July 30, 1995 reflects the estimated tax rate for the year ended January 28, 1996 based upon projected income and other factors. This rate differs from the combined federal and state of California statutory rates primarily due to expected reductions in the previously established valuation allowance related to deferred tax assets, primarily net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL
-------

Since the Company's initial public offering in April 1993, new store expansion has increased. In fiscal 1994 the Company opened 14 stores, nine through the acquisition of former Builders Emporium store sites, on a base of 43 stores. Current plans call for five store openings in fiscal 1995 and five to ten store openings per year thereafter.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth selected results of operations as percentages of sales for the periods indicated:

                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                  ---------------------------    -----------------------------
                                      JULY 30,      JULY 31,          JULY 30,      JULY 31,
                                       1995          1994              1995           1994
                                  ------------   ------------    --------------   ------------

      Sales.......................   100.0%         100.0%            100.0%         100.0%

      Gross margin................    36.0           35.8              36.2           35.8

      Selling general and
       administrative expenses....    28.6           28.6              29.2           29.2

      Pre-opening expense.........     0.0            2.1               0.4            2.9
                                   -------          -----             -----        -------
      Operating income............     7.3            5.1               6.6            3.8

      Interest expense, net.......     2.3            2.5               2.6            2.7
                                   -------          -----             -----        -------
      Income before provision.....     5.0            2.6               4.0            1.1

      Income tax provision........     1.1             --               0.9             --
                                   -------          -----             -----        -------
      Net income..................     3.9%           2.6%              3.1%           1.1%
                                   =======          =====             =====        =======

THREE MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994
--------------------------------------------------

Sales for the second quarter ended July 30, 1995 were $145.5 million, an increase of 15.8% over sales of $125.6 million in the second quarter of fiscal 1994. This increase reflects a 6.5% comparable store sales gain during the quarter as well as four new stores opened since the second quarter of last year. The comparable store sales percentage benefitted from the diminishing effect of eight competing warehouse home centers that opened primarily in the second half of 1993, which now have passed their anniversary, the recent closing of four competing warehouse home centers, and the sales gains achieved by 12 Orchard stores opened during last year's second quarter which are now part of the comparable store base.

Gross margin increased $7.4 million from $45.0 million for the second quarter of fiscal 1994 to $52.3 million for the comparable period this year. Gross margin as a percent of sales increased from 35.8% for the second quarter of fiscal 1994 to 36.0% for the second quarter of fiscal 1995. The increase in gross margin percentage is attributable primarily to the reduction of inventory shrinkage and warehouse operating costs as a percent of sales. Management believes that programs instituted at the stores over the last two years have been beneficial in controlling inventory shrinkage. These programs have included the installation of tool corrals and electronic merchandise surveillance and increased employee awareness. Improved systems and tight expense controls coupled with the leveraging of fixed warehouse costs, as the number of stores supplied has increased, have resulted in a lower ratio of warehouse expenses to sales.

Selling, general and administrative expenses increased from $35.9 million for the second quarter of fiscal 1994 to $41.6 million for the second quarter of 1995 and remained at 28.6% of sales for both periods. Increases as a percentage of sales in occupancy expenses and provisions for bonuses and profit sharing were offset primarily by a decrease in base payroll as a percentage of sales.

Operating income for the second quarter of fiscal 1995 increased $4.3 million to $10.7 million from $6.4 million in last year's second quarter. Operating income before pre-opening expenses increased by 18.4% to $10.7 million in the current year's second quarter from $9.0 million in the previous year's second quarter. Increased sales and higher gross margin percentage contributed to the increase in operating income.

Interest expense increased from $3.1 million for the second quarter of 1994 to $3.4 million for the second quarter of 1995. The increase is due primarily to reductions in the fiscal 1995 period of the amount of interest capitalized during the construction period of new stores and interest income on investments, as well as an increase in the amortization of deferred financing costs.

The Company recorded an income tax provision for the second quarter of fiscal 1995 at an effective tax rate of 22.8% based on the estimated annual tax rate for fiscal 1995 which takes into account projected income and other factors. In the second quarter of 1994, the Company did not record an income tax benefit as a result of the benefit of net operating loss carry forwards against which a valuation allowance had previously been provided. See Note 3 to the Condensed Consolidated Financial Statements.


SIX MONTHS ENDED JULY 30, 1995 AND JULY 31, 1994
------------------------------------------------

Sales for the six months ended July 30, 1995 increased by 21.9% to $270.8 million from $222.1 million in the comparable period of fiscal 1994. The increase is attributable to a 4.4% gain in comparable store sales and a portion of the sales contributed by 16 stores opened since the beginning of 1994.

Gross margin increased $18.4 million from $79.6 million for the first six months of 1994 to $98.0 million for the comparable period of 1995. As a percentage of sales gross margin increased from 35.8% for the first six months of fiscal 1994 to 36.2% for the first six months of fiscal 1995. The increase in gross margin resulted primarily from reduced inventory shrinkage and warehouse operating costs as explained in the discussion of the second quarter results.

Selling, general and administrative expenses increased by $14.3 million from $64.8 million for the first six months of 1994 to $79.1 million for the first six months of 1995. These expenses were 29.2% of sales for both periods. Increases in occupancy, bonuses and profit sharing expenses were offset primarily by decreased base payroll as a percentage of sales.

Operating income increased by $9.4 million from $8.4 million in the first six months of fiscal 1994 to $17.9 million in the first six months of fiscal 1995. Operating income before pre-opening expenses for the first six months of 1995 increased by $4.1 million or 27.4 % from the comparable period of 1994. Increased sales and higher gross margin percentage were largely responsible for this increase.

Interest expense increased by $0.9 million from $6.1 million for the first six months of fiscal 1994 to $6.9 million for the first six months of fiscal 1995. A reduction of interest cost of $0.3 million resulted from a decrease in long-term debt. However, in the first six months of 1994 the Company capitalized an additional $0.8 million of construction period interest on new store construction projects and realized $0.3 million more in interest income than in the comparable period of 1995.

The Company recorded an income tax provision for the first six months of fiscal 1995 at an effective tax rate of 22.0% based on the estimated annual tax rate for fiscal 1995 which takes into account projected income and other factors. In the first six months of 1994, the Company did not record an income tax benefit as a result of the benefit of net operating loss carry forwards against which a valuation allowance had previously been provided. See Note 3 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program, and debt service on indebtedness.

The Company's wholly-owned subsidiary, Orchard Supply Hardware Corporation ("Orchard Supply"), has funded debt obligations as of July 30, 1995 including
(i) up to $20.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (with an $8.0 million sublimit for guarantees of letters of credit) of which no borrowings and $3.4 million of guarantees of letters of credit were outstanding as of July 30, 1995, (ii) $20.3 million outstanding under a store mortgage facility, (iii) $12.8 million aggregate principal amount of warehouse mortgage notes, (iv) $1.0 million of store mortgage assumed in connection with the acquisition of a former Builders Emporium store site and (v) $100.0 million aggregate principal amount of 9 3/8% senior notes due February 15, 2002. In August 1995, Orchard Supply replaced its existing revolving credit facility with a new $40.0 million senior revolving credit facility (the "Financing Agreement") with a $10.0 million sublimit for guarantees of letters of credit. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that Orchard Supply maintain certain financial ratios and satisfy certain financial tests and limitations on Orchard Supply's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. As of July 30, 1995, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments. Aggregate scheduled principal repayments on Orchard Supply's long term debt instruments, including capital leases, for fiscal 1995, 1996 and 1997 are $1.7 million, $2.0 million and $2.4 million, respectively.

The Company's business strategy requires that it maintain broad product lines and large inventories, however, the effect of this strategy on working capital is somewhat minimized through the receipt of trade credit. The Company's working capital is also affected by accounts receivable arising from its proprietary credit card which had an average monthly balance for fiscal 1994 of $11.1 million. The Company will fund its working capital needs through a combination of funds from operations and borrowings under the Financing Agreement. The Financing Agreement permits borrowings based on percentages of the Company's eligible inventory and accounts receivable and is to be used for working capital and general corporate purposes. The Financing Agreement remains effective through May 1999.

In connection with Orchard's expansion plans, the Company anticipates capital expenditures of approximately $900,000 for furniture, fixtures and equipment for each new store opened, a portion of which may be leased under operating leases. The Company expects that for its metropolitan Los Angeles stores, pre-opening expenses will range from approximately $600,000 to $700,000 (compared to $500,000 in its Northern and Central California markets). The initial inventory requirement for new stores, net of trade credit, is estimated at $900,000 per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $800,000 to $1,500,000 per store. If the Company elects to purchase the real estate, the capital expenditure would range from approximately $2,500,000 for owned store improvements constructed on leased land to $4,000,000 - $6,000,000 if the entire property were to be owned by the Company.

The Company's three-year capital expenditure plan for fiscal 1995, 1996 and 1997 provides for annual capital expenditures of $12.3 million, $16.2 million and $17.0 million, respectively. This capital expenditure plan includes the expenditures of approximately $4.0 million to $5.0 million annually for the maintenance of existing facilities. The remainder of the annual budgeted amounts will be used primarily for the opening of new stores, including fixtures and leasehold improvements with respect to the new stores, and computer equipment. The Company has historically obtained some of its equipment through operating leases, and expects to be able to procure such arrangements in the future. The inability of the Company to procure such arrangements for its capital expenditure program may have a negative impact on the ability of the company to make capital expenditures.

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


EFFECT OF INFLATION
-------------------

The effect of inflation on the Company's result of operations has not been material in the periods discussed.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

In March 1995, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. Measurement of the loss for assets that the entity expects to hold and use are to be based on the fair value of the asset. Although management does not expect this pronouncement to have a material impact on the Company's financial condition or results of operations at adoption, its provisions, when adopted, will be applicable to any future assessments of its long-lived assets. SFAS No. 121 must be adopted no later than fiscal 1996.

                          PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES.

     On August 8, 1995, Orchard Supply entered into the Financing Agreement with Bank of America National Trust and Savings Association. The Financing Agreement refinanced Orchard Supply's existing credit facility (the "Prior Credit Facility") and certain other indebtedness. A copy of the Financing Agreement is attached hereto as Exhibit 10.1 and is hereby incorporated herein by this reference. Although the Financing Agreement does not directly restrict the Company's ability to pay dividends or make other distributions on, or to repurchase, shares of the Company's capital stock, the Financing Agreement, like the Prior Credit Facility, does restrict Orchard Supply's ability to pay dividends or make advances to the Company for the purpose of allowing the
Company to engage in such transactions.   Pursuant to the Financing Agreement,
Orchard Supply is permitted to expend not more than $10.0 million to purchase or repay its 9 3/8% senior notes prior to maturity and to pay dividends to the Company to enable the Company to fund the payment by the Company of dividends on the Company's preferred stock not exceeding $300,000 in any fiscal quarter or $1.2 million in any fiscal year, provided that after giving effect to such dividend, no Event of Default (as defined therein) would be triggered under the Financing Agreement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

          Exhibit Number
          --------------

          10.1 Financing Agreement dated as of August 8, 1995 by and between Orchard Supply Hardware Corporation and Bank of America National Trust and Savings Association.

          10.2 Guaranty dated as of August 8, 1995 made by Orchard Supply Hardware Stores Corporation, as Guarantor, in favor of Bank of America National Trust and Savings Association as Agent.

          27.1  Financial data schedule for the six months ended July 30, 1995.

          (b)   Reports on Form 8-K.

                None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
                   ------------------------------------------



Date:        September 12, 1995              By:  /s/ Maynard Jenkins
       ------------------------                   ----------------------------
                                                     Maynard Jenkins
                                                     Chief Executive Officer







Date:        September 12, 1995              By:/s/ Stephen M. Hilberg
       ------------------------                 --------------------------------
                                                     Stephen M. Hilberg
                                                     Chief Financial Officer and
                                                     Vice President-Finance