Form 10-Q
period 1995-10-29
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1995-12-12
CIK 896842

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1995

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________ .


                      Commission file number    0-21182


                        ORCHARD SUPPLY HARDWARE STORES CORPORATION
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


               Delaware                                  95-4214109
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


6450 Via Del Oro, San Jose, California                       95119
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                                (408) 281-3500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No ____

At October 29, 1995 there were 6,984,475 shares of the registrant's Common Stock, $0.01 par value, outstanding.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY




                                     INDEX



PART I.  FINANCIAL INFORMATION                                      PAGE NO.
-------  ---------------------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets:
           October 29, 1995 and January 29, 1995                           3

         Condensed Consolidated Statements of Income:
           Three and Nine Month Periods Ended October 29, 1995
           and October 30, 1994                                            4

         Condensed Consolidated Statements of Cash Flows:
           Nine Month Periods Ended October 29, 1995 and
           October 30, 1994                                                5

         Notes to Condensed Consolidated Financial
           Statements                                                      6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   7


PART II. OTHER INFORMATION
-------- -----------------

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENT

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      October 29,     January 29,
                                                         1995            1995
                                                      -----------     -----------
                                                     (Unaudited)
      ASSETS

      CURRENT ASSETS:
           Cash and cash equivalents                   $ 15,873        $  9,240
           Investments                                        -           3,000
           Accounts receivable, net                      17,508          14,417
           Inventories                                  107,233         103,438
           Prepaid expenses and other                     8,879           8,221
           Assets held for disposal                       6,384           6,145
                                                       --------        --------
           Total current assets                         155,877         144,461

      PROPERTY AND EQUIPMENT, net                       132,183         129,840
      OTHER ASSETS, net                                  17,076          18,358
                                                       --------        --------
           Total assets                                $305,136        $292,659
                                                       ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
           Accounts payable, accrued and other
             liabilities                               $ 76,530        $ 70,919
           Notes payable                                    698             773
           Current portion of capital leases
                and long term debt                        2,014           1,720
                                                       --------        --------
           Total current liabilities                     79,242          73,412

      OTHER LIABILITIES, net of current portion             408           1,437
      CAPITAL LEASES AND LONG-TERM DEBT,
                net of current portion                  133,430         135,232
                                                       --------        --------
           Total liabilities                            213,080         210,081
                                                       --------        --------
      STOCKHOLDERS' EQUITY:
           Common stock                                      70              70
           Preferred stock                                    8               8
           Additional paid-in-capital                    90,408          90,700
           Less notes receivable from
                sale of common stock                       (124)           (151)
           Retained earnings (accumulated deficit)        1,694          (8,049)
                                                       --------        --------
           Total equity                                  92,056          82,578
                                                       --------        --------
           Total liabilities and stockholders'
             equity                                    $305,136        $292,659
                                                       ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)




                                                 Nine Months Ended         Three Months Ended
                                              ------------------------  ------------------------
                                              October 29,  October 30,  October 29,  October 30,
                                                 1995        1994          1995         1994
                                              -----------  -----------  -----------  -----------
Sales                                           $402,314    $333,911     $131,497     $111,790
Cost of goods sold                               256,831     213,292       83,981       70,747

     Gross margin                                145,483     120,619       47,516       41,043

Selling, general and administrative expenses     119,371     101,424       40,277       36,665
Pre-opening expenses                               2,241       6,973        1,219          595
                                                --------    --------     --------     --------
     Operating income                             23,871      12,222        6,020        3,783

Interest expense                                  10,068       9,236        3,149        3,185
                                                --------    --------     --------     --------
     Income before provision for income taxes     13,803       2,986        2,871          598

Income tax provision                               3,460           -        1,051            -
                                                --------    --------     --------     --------
     Net income                                   10,343       2,986        1,820          598

Preferred stock dividends                            900         823          300          303
                                                --------    --------     --------     --------
     Net income available to common stock       $  9,443    $  2,163     $  1,520     $    295
                                                ========    ========     ========     ========
Income per common share:
     Primary                                    $   1.35    $   0.31     $   0.22     $   0.04
                                                ========    ========     ========     ========
     Fully diluted                              $   1.24    $   0.31     $   0.22     $   0.04
                                                ========    ========     ========     ========
Weighted average number of shares outstanding:
     Primary                                       7,020       6,985        7,060        6,990
                                                ========    ========     ========     ========
     Fully diluted                                 8,315       8,265        8,340        8,270
                                                ========    ========     ========     ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                Nine Months Ended
                                                           ---------------------------
                                                           October 29,     October 30,
                                                              1995            1994
                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $10,343        $  2,986
     Non-cash adjustments to net income-
          Depreciation and amortization                        8,010           6,110
          Loss on asset disposals                                507             789
     Changes in assets and liabilities-
          Increase in accounts receivable                     (3,091)         (2,040)
          Increase in inventories                             (3,795)        (14,861)
          Increase in prepaid expenses and other                (658)         (1,438)
          Increase in other noncurrent assets                   (161)              -
          Increase in accounts payable, accrued and
            other liabilities                                  4,582          11,122
                                                             -------        --------
               Total Adjustments                               5,394            (318)
                                                             -------        --------
               Net cash provided by operating activities      15,737           2,668
                                                             -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                      (9,648)        (26,563)
     Redemption (purchase) of investments                      3,000          (3,000)
                                                             -------        --------
     Net cash used in investing activities                    (6,648)        (29,563)
                                                             -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                     -          19,400
     Common stock issued upon exercise of warrants
       and options                                                 8             439
     Payment of notes receivable from sale of
       capital stock                                              27              16
     Principal payments on capital leases and long-term
       debt                                                   (1,508)        (49,858)
     Premium on redemption of long-term debt                       -          (2,287)
     Payment of preferred stock dividend                        (900)           (660)
     Transaction costs                                            (8)           (679)
     Repayment of notes payable, net                             (75)           (569)
                                                             -------        --------
               Net cash used in financing activities          (2,456)        (34,198)
                                                             -------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           6,633         (61,093)

CASH AND CASH EQUIVALENTS, beginning of period                 9,240          75,588
                                                             -------        --------
CASH AND CASH EQUIVALENTS, end of period                     $15,873        $ 14,495
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


2.  EARNINGS PER SHARE

Net income per common and equivalent share is computed by dividing net income available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and common equivalent shares include common stock issuable upon exercise of stock options and warrants (using the treasury stock method) less shares assumed repurchased with the proceeds from the management notes. Common equivalents included in the weighted average number of shares assume the conversion of options outstanding under the Nonqualified Stock Option Plan, the Non-Employee Directors Plan, the 1993 Stock Option Plan and the warrants, unless antidilutive. Certain options granted to the President are excluded from the calculation due to their contingent nature.

For purposes of the calculation of earnings per share on a fully-diluted basis, outstanding shares of convertible preferred stock are assumed to be converted if dilutive.


3.  INCOME TAX PROVISION

The effective tax rate for the quarter ended October 29, 1995 reflects the estimated tax rate for the year ended January 28, 1996 based upon projected income and other factors. This rate differs from the combined federal and state of California statutory rates primarily due to expected reductions in the previously established valuation allowance related to deferred tax assets, primarily net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

Since the Company's initial public offering in April 1993, new store expansion has increased. In fiscal 1994 the Company opened 14 stores, nine through the acquisition of former Builders Emporium store sites, on a base of 43 stores. Five stores will open in fiscal 1995 and five to ten store openings per year are planned thereafter.

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

RESULTS OF OPERATIONS

The following table sets forth selected results of operations as percentages of sales for the periods indicated:


                                  Three Months Ended                Nine Months Ended
                             -----------------------------     ----------------------------
                             October 29,       October 30,     October 29,      October 30,
                                1995              1994            1995            1994
                             -----------       -----------     -----------      -----------
Sales                          100.0%            100.0%          100.0%           100.0%

Gross margin                    36.1              36.7            36.2             36.1

Selling general and
  administrative expenses       30.6              32.8            29.7             30.4
Pre-opening expense              0.9               0.5             0.6              2.1
                               -----             -----           -----            -----
Operating income                 4.6               3.4             5.9              3.7

Interest expense, net            2.4               2.8             2.5              2.8
                               -----             -----           -----            -----

Income before provision          2.2               0.5             3.4              0.9

Income tax provision             0.8               -               0.9              -
                               -----             -----           -----            -----

Net income                       1.4%              0.5%            2.6%             0.9%
                               =====             =====           =====            =====


THREE MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994

Sales for the third quarter ended October 29, 1995 were $131.5 million, an increase of 17.6% over sales of $111.8 million in the third quarter of fiscal 1994. This increase reflects a 10.1% comparable store sales gain during the quarter as well as five new stores opened since the third quarter of last year. The increase in comparable store percentage partially reflects the diminishing effect of eight competing warehouse home centers that opened primarily in the second half of fiscal 1993, which now have passed their anniversary. As a group, the stores which were impacted by the eight warehouse openings showed a positive comparable sales gain for the current quarter. Also, favorably affecting comparable store sales were the recent closing of four competing warehouse home centers, and the inclusion of sales gains achieved by 13 Orchard stores opened during last year which are now part of the comparable store base.

Gross margin increased $6.5 million from $41.0 million for the third quarter of fiscal 1994 to $47.5 million for the comparable period this year. Gross margin as a percent of sales decreased from 36.7% for the third quarter of fiscal 1994 to 36.1% for the third quarter of fiscal 1995. The decrease in gross margin percentage is attributable primarily to a lower markup on merchandise purchased during the 1995 third quarter compared with an unusually high markup in the comparable period of 1994, partially offset by lower inventory shrinkage and the leveraging of warehouse operating costs as the number of stores has increased.

Selling, general and administrative expenses for the third quarter of fiscal 1995 were 30.6% of sales compared with 32.8% of sales in the third quarter fiscal 1994. Operating efficiencies as well as the sales gain for the quarter resulted in a significant leveraging of payroll as a percentage of sales. Most other expense categories also experienced percent of sales reductions, although to a lesser degree.

Operating income for the third quarter of fiscal 1995 increased $2.2 million to $6.0 million from $3.8 million in last year's third quarter. Operating income before pre-opening expenses increased 65.3% to $7.2 million in the current year's third quarter from $4.4 million in the previous year's third quarter. Increased sales and the leveraging of expenses were primarily responsible for the increase in operating income. Pre-opening expenses in the third quarter of 1995 increased to $1.5 million from $0.6 million in the third quarter of 1994. The increase is primarily the result of two new stores being opened during the quarter of the current year and only one new store opened in the comparable quarter last year.

The Company recorded an income tax provision for the third quarter of fiscal 1995 at an effective tax rate of 36.6% based on the estimated annual tax rate for fiscal 1995 which takes into account projected income and other factors. In the third quarter of 1994, the Company did not record an income tax provision as a result of the benefit of net operating loss carry forwards against which a valuation allowance had previously been provided. See Note 3 to the Condensed Consolidated Financial Statements.


NINE MONTHS ENDED OCTOBER 29, 1995 AND OCTOBER 30, 1994

Sales for the nine months ended October 29, 1995 increased by 20.5% to $402.3 million from $333.9 million in the comparable period of fiscal 1994. The increase is attributable to a 6.3% gain in comparable store sales and a portion of the sales contributed by 18 stores opened since the beginning of fiscal 1994. As previously discussed, the comparable store sales increase reflects the diminishing effect of eight competing warehouse home centers that opened primarily in 1993, the recent closing of four competing warehouse home centers, and sales gains achieved by 13 Orchard stores opened last year which are now part of the comparable store base.

Gross margin increased $24.9 million from $120.6 million for the first nine months of fiscal 1994 to $145.5 million for the comparable period of 1995. As a percentage of sales gross margin increased from 36.1% for the first nine months of fiscal 1994 to 36.2% for the first nine months of fiscal 1995. The increase in gross margin resulted primarily from reduced inventory shrinkage and leveraging of warehouse operating costs.

Selling, general and administrative expenses increased by $17.9 million from $101.4 million for the first nine months of fiscal 1994 to $119.4 million for the first nine months of fiscal 1995. As a percentage of sales these expenses decreased from 30.4% for the first nine months of fiscal 1994 to 29.7% for the comparable period of 1995. Decreased payroll cost as a percentage of sales was offset partially by an increase in occupancy cost as a percentage of sales.

Operating income increased by $11.6 million from $12.2 million in the first nine months of fiscal 1994 to $23.9 million in the first nine months of fiscal 1995. Operating income before pre-opening expenses for the first nine months of fiscal 1995 increased by $6.9 million or 36.0% from the comparable period of 1994. Sales increases and the leveraging of expenses were the main contributors to increased operating income. Pre-opening expenses decreased to $2.2 million for the first nine months of fiscal 1995 from $7.0 million for the comparable period of last year. The decrease in pre-opening expense is due to four new store openings in the first nine months of fiscal 1995 versus 13 stores in the same nine month period of last year.

Interest expense increased by $0.8 million from $9.2 million for the first nine months of fiscal 1994 to $10.1 million for the first nine months of fiscal 1995. In the first nine months of fiscal 1994 the Company capitalized an additional $0.8 million of construction period interest on new store construction projects and realized $0.5 million more in interest income than in the comparable period of 1995. The increase in interest expense was partially offset by a $0.4 expense reduction due to a decrease in long-term debt.

The Company recorded an income tax provision for the first nine months of fiscal 1995 at an effective tax rate of 25.1% based on the estimated annual tax rate for fiscal 1995 which takes into account projected income and other factors. In the first nine months of fiscal 1994, the Company did not record an income tax provision as a result of the benefit of net operating loss carry forwards against which a valuation allowance had previously been provided. See
Note 3 to the Condensed Consolidated Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program, and debt service on indebtedness.

The Company's wholly-owned subsidiary, Orchard Supply Hardware Corporation ("Orchard Supply"), has funded debt obligations as of October 29, 1995 including (i) up to $40.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (with a $10.0 million sublimit for guarantees of letters of credit) (the "Financing Agreement") of which no borrowings and $5.9 million of guarantees of letters of credit were outstanding as of October 29, 1995, (ii) $20.2 million outstanding under a store mortgage facility, (iii) $12.8 million aggregate principal amount of warehouse mortgage notes, (iv) $1.0 million of store mortgage assumed in connection with the acquisition of a former Builders Emporium store site and
(v) $100.0 million aggregate principal amount of 9 3/8% senior notes due February 15, 2002. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that Orchard Supply maintain certain financial ratios and satisfy certain financial tests and limitations on Orchard Supply's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. As of October 29, 1995, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments. Aggregate scheduled principal repayments on Orchard Supply's long term debt instruments, including capital leases, for fiscal 1995, 1996 and 1997 are $1.7 million, $2.0 million and $2.4 million, respectively.

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

In connection with Orchard's expansion plans, the Company anticipates capital expenditures of approximately $900,000 for furniture, fixtures and equipment for each new store opened, a portion of which may be leased under operating leases. The Company expects that for its metropolitan Los Angeles stores, pre-opening expenses will range from approximately $500,000 to $600,000 (compared to $400,000 in its Northern and Central California markets). The initial inventory requirement for new stores, net of trade credit, is estimated at $900,000 per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $800,000 to $1,500,000 per store. If the

Company elects to purchase the real estate, the capital expenditure would range from approximately $2,500,000 for owned store improvements constructed on leased land to $4,000,000 - $6,000,000 if the entire property were to be owned by the Company.

The Company's three-year capital expenditure plan for fiscal 1995, 1996 and 1997 provides for annual capital expenditures of $11.8 million, $19.6 million and $17.0 million, respectively. This capital expenditure plan includes the expenditures of approximately $4.0 million to $5.0 million annually for the maintenance of existing facilities. The remainder of the annual budgeted amounts will be used primarily for the opening of new stores, including fixtures and leasehold improvements with respect to the new stores, and computer equipment. The Company has historically obtained some of its equipment through operating leases, and expects to be able to procure such arrangements in the future. The inability of the Company to procure such arrangements for its capital expenditure program may have a negative impact on the ability of the Company to make capital expenditures.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed of." This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. Measurement of the loss for assets that the entity expects to hold and use are to be based on the fair value of the asset. Although management does not expect this pronouncement to have a material impact on the Company's financial condition or results of operations at adoption, its provisions, when adopted, will be applicable to any future assessments of its long-lived assets. SFAS No. 121 must be adopted no later than fiscal 1996.

                          PART II - OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      Exhibits.

                 Exhibit Number

                 10.1 Eighth Amendment to Note Agreement dated as of August 7, 1995 by and among Orchard Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.

                 27 Financial data schedule for the nine months ended October 29, 1995.

                 (b)      Reports on Form 8-K.

                          None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ORCHARD SUPPLY HARDWARE STORES CORPORATION





Date: December 11, 1995                By: /s/ Maynard Jenkins
                                          --------------------------------
                                               Maynard Jenkins
                                               Chief Executive Officer





Date: December 11, 1995                By: /s/ Stephen M. Hilberg
                                          --------------------------------
                                               Stephen M. Hilberg
                                               Chief Financial Officer and
                                               Vice President-Finance