Form 10-K
period 1996-01-28
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1996-04-26
CIK 896842

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
For the fiscal year ended January 28, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
For the transition period from               to

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

                              YES   X    NO
                                  -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant on March 29, 1996, based on the closing price of the Common Stock on the Nasdaq National Market on such date, was $167,791,271.

     The number of shares of the registrant's Common Stock outstanding at March 29, 1996 was 7,528,198 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held May 23, 1996 are incorporated by reference into Part III hereof.

                  ORCHARD SUPPLY HARDWARE STORES CORPORATION

                     INDEX TO ANNUAL REPORT ON FORM 10-K

                  For the fiscal year ended January 28, 1996

                                                                Page
                                                                ----

                                    PART I

Item 1.     Business..........................................   5
Item 2.     Properties........................................  16
Item 3.     Legal Proceedings.................................  16
Item 4.     Submission of Matters to a Vote of
              Security Holders................................  16


                                   PART II

Item 5.     Market for Registrant's Common Equity
              and Related Stockholder Matters.................  17
Item 6.     Selected Financial Data...........................  18
Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations......................................  19
Item 8.     Financial Statements and Supplementary Data.......  24
Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..........  24


                                   PART III

Item 10.    Directors and Executive Officers of
              the Registrant..................................  25
Item 11.    Executive Compensation............................  25
Item 12.    Security Ownership of Certain Beneficial
              Owners and Management...........................  25
Item 13.    Certain Relationships and Related Transactions....  25


                                   PART IV

Item 14.    Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K..............  26


                                    PART I

Item 1.   Business.

     As used in this Annual Report on Form 10-K ("Form 10-K"), the term "Orchard Holding" refers to Orchard Supply Hardware Stores Corporation, a Delaware corporation, the term "Orchard Supply" refers to its wholly-owned subsidiary, Orchard Supply Hardware Corporation, a Delaware corporation, and unless the context indicates otherwise, the terms "Company" and "Orchard" refer to Orchard Holding and Orchard Supply. Unless otherwise indicated, as used in this Form 10-K all references to a fiscal year shall mean the fiscal year of the Company which commences in such year (for example, the fiscal year commencing January 30, 1995 and ending January 28, 1996 is referred to herein as fiscal 1995).

General

     As of March 1996, Orchard operated 60 hardware superstores in California which average approximately 40,000 square feet of interior and exterior selling space and carry over 45,000 stock keeping units ("SKUs"). Orchard primarily targets the "fix-it" homeowner focused on repair and maintenance projects and is positioned in a unique niche between small, high-priced independent hardware retailers and large warehouse home center chains. Orchard strives to offer the service and convenience of a "mom and pop" hardware store while providing a greater depth and breadth of "fix-it" products in its core product categories than the large warehouse home center chains.

     Historically, the Company's market has been Northern and Central California, where the Company currently operates 50 stores. The Company successfully entered the Southern California market in fiscal 1994 with the opening of six stores in metropolitan Los Angeles and one store near Santa Barbara. The Company has subsequently added three stores in metropolitan Los Angeles. The Company currently expects to open five to seven new stores in fiscal 1996 and five to ten new stores annually for the next several years thereafter, substantially all of which will be located in Southern California. Through these store openings, the Company plans to strengthen its position in metropolitan Los Angeles and extend its Southern California presence first into Orange, San Bernardino and Ventura Counties and then into Riverside and San Diego Counties. See "--Risk Factors--Managing Expansion."

Recent Developments

     On March 18, 1996, the Company sold 500,000 shares (the "Offering") of its Common Stock, $.01 par value per share ("Common Stock"), for an aggregate net proceeds of approximately $11.5 million. The Company's largest stockholder, an affiliate of Freeman Spogli & Co. Incorporated ("FS&Co.") sold 2,375,000 shares of Common Stock in the Offering. FS&Co., through its affiliates, remains the Company's largest stockholder, controlling the power to vote 18.2% of the outstanding shares of Common Stock, assuming full conversion of the Company's 6% Cumulative Convertible Preferred Stock, $.01 par value per share ("Convertible Preferred Stock"). The Company's Common Stock has been accepted for trading on the New York Stock Exchange. The Company anticipates that trading will commence in April 1996 under the symbol "ORH."

Risk Factors

     The following risk factors should be carefully considered, in addition to other information contained in this Form 10-K.

     Competition

     The retail hardware business is highly competitive, and some of the Company's competitors have substantially greater resources than the Company. The Company competes with warehouse home center chains, traditional home improvement centers and local independent retailers. Management believes that its primary competitors are the warehouse home center chains, HomeBase and The Home Depot, Inc. ("Home Depot").

The Company estimates that over 70% of Orchard's stores currently compete directly with warehouse home center stores. The Company anticipates that Home Depot will open four additional stores in its markets in 1996. As it executes its growth strategy, Orchard will be opening stores in proximity to existing warehouse home centers. Orchard competes largely on the basis of service, selection and convenience, rather than price, and has been successful thus far in competing with warehouse home centers. However, due to the competitive nature of the market and the substantially greater resources possessed by the Company's home center competition, the Company faces the risk of increased competition in its market niche. See "--Competition."

     Managing Expansion

     The Company currently plans to open five to seven new stores in fiscal 1996 and five to ten stores annually for the next several years thereafter, substantially all of which will be located in Southern California. The Company's ability to execute its expansion plans will depend to a great extent on its ability to obtain suitable store sites on acceptable terms and open stores on a timely basis. The Company may encounter substantial delays, increased expenses or loss of potential sites due to the complexities associated with the regulatory and permitting processes involved in opening retail stores. The Company's expansion will further depend on its ability to implement its operating controls and systems, to complete tenant improvements in a timely manner, to hire and train competent store managers and staff and to integrate these employees and new stores into its overall operations. The Company's prospects may be adversely affected if it is unable to execute its store opening program. There can be no assurance that planned store openings will be accomplished in a timely or profitable manner.

     As the Company continues its store opening program, it will incur pre-opening costs as well as higher labor, occupancy and other operating costs as a percentage of sales in its new stores, thereby adversely affecting overall margins until the new stores achieve sales maturity. Orchard's stores typically have an operating loss in the year in which they commence operations, due primarily to the stores' pre-opening expenses. In the subsequent year, a new store generally breaks even before allocation of overhead expenses not directly related to the store. Consequently, the opening of new stores has a negative impact on the Company's profitability for that year. In addition, if the Company accelerates its expansion plans, earnings in the near term will be adversely affected.

     The Company's expansion into the Southern California market involves increased occupancy, labor, advertising and other costs, reflecting the cost structure of the Southern California market as compared to the Company's operations in Northern and Central California, and there can be no assurance that the Company will be able to reduce these costs over time. In addition, metropolitan Los Angeles is approximately 350 miles from the Company's Tracy, California warehouse and distribution facility, which has resulted in gross margins that are 0.9% lower in Southern California primarily due to increased transportation costs. This will continue until the Company opens a Southern California warehouse and distribution facility, which is currently planned for fiscal 1998 when the Company currently anticipates it will have developed the necessary store base in this market. Transportation savings are expected to be initially offset by higher warehouse expenses at this facility. Successful implementation of the new warehouse and distribution facility is a key factor in the Company's expansion strategy. If the opening is delayed, or if the Company is unable to operate its existing warehouse and distribution facility on a cost efficient basis until fiscal 1998, the Company's expansion program and results of operations could be adversely affected. The metropolitan Los Angeles area is large and complex and there can be no assurance that the Company's Southern California stores will achieve desired levels of profitability.

     See "--Growth Strategy," "--Distribution," "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Seasonality and Sensitivity to Weather

     The Company's results of operations exhibit some degree of seasonality. Generally, the Company's sales and operating income are highest in the second quarter and lowest in the fourth quarter. This is primarily attributable to seasonality in sales of garden, nursery and related products which peak at the beginning of the spring/summer gardening season. The Company has experienced losses in the fourth quarter in the past and may experience losses in this quarter in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's business can be negatively impacted by adverse weather conditions, particularly the sales of garden and nursery products which comprised approximately 27% of the Company's total sales for fiscal 1995. For example, the Company's results in the first half of fiscal 1995 were adversely impacted by unusually wet weather in Northern and Central California, and nursery and garden sales were also negatively affected during the prolonged drought in California in the early 1990s. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Quarterly Fluctuations; Comparable Store Sales

     The Company is subject to quarterly fluctuations in results of operations due to various factors, including general economic conditions, consumer confidence, weather conditions, levels of promotional marketing efforts, the maturation of new stores and competitive activity. In addition, results of operations can be adversely affected by the number and timing of new store openings and related pre-opening costs. Future results of operations may fluctuate as a result of these and other factors. Sales in an existing store may also be adversely affected by the opening of a new Orchard store within the same market; however, these new stores are intended to increase overall market penetration and customer convenience.

     Several of these factors also impact comparable sales comparisons. The Company experienced a strong comparable store sales increase in fiscal 1995, especially in the second half of the year. The Company does not expect to sustain its rate of comparable store sales growth in fiscal 1996, particularly in the second half of the year. The Company has recorded comparable store sales decreases in certain quarters and fiscal years, and there can be no assurance that comparable store sales for any particular quarter or fiscal year will not decrease in the future. A decrease in comparable store sales in any future period could have an adverse effect on earnings for that period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Because of these fluctuations in quarterly results, the results achieved in any quarter should not be viewed as necessarily indicative of the results that will be achieved for a full fiscal year or any future quarter.

     Geographic Concentration

     As its operations are entirely within California, the Company is subject to regional risks, such as the economy, weather conditions, natural disasters and regulation. Areas of California have recently begun to emerge from a prolonged recession. If the economic recovery falters, California suffers another drought, or other adverse regional events occur, there may be an adverse impact on the Company's sales and profitability and its ability to implement its expansion program at the planned rate.

     Leverage and Certain Restrictions Imposed by Lenders

     The Company is leveraged. After giving effect to the Offering and the application of the estimated net proceeds therefrom, as of January 28, 1996, the Company's ratio of long-term debt to stockholders' equity would have been approximately 1.3 to 1 and the Company's long-term debt as a percentage of total capitalization would have been 56.2%. The Company's operating results have been and will continue to be impacted by significant fixed charges related to its indebtedness and dividends with respect to its preferred stock. The Company's debt instruments contain financial and operating covenants including, among other things, requirements that the Company maintain certain financial ratios and satisfy certain financial tests and limitations on the Company's ability to make capital expenditures, to incur other indebtedness and to pay dividends. If the Company fails to comply with the various covenants, the lenders will be able to either accelerate the maturity of or cause the Company to repurchase the applicable indebtedness.

     The degree to which the Company is leveraged and the terms governing Orchard's indebtedness, including restrictive covenants and events of default, could have important consequences to stockholders including the following: (i) a significant portion of the Company's cash flow from operations must be dedicated to service its indebtedness; (ii) the Company may be more leveraged than other providers of similar products and services, which may place the Company at a competitive disadvantage; and (iii) the Company's leverage could make it more vulnerable to changes in general economic conditions. Unexpected declines in the Company's future business, increases in interest rates, or the inability to borrow additional funds for its operations if and when required could impair the Company's ability to meet its debt service obligations and, therefore, could have a material adverse effect on the Company's business and future prospects. No assurance can be given that additional debt or equity funds would be available if needed or, if available, on terms which are favorable to the Company. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     Control of the Company

     Presently, six of the eight members of the Company's Board of Directors are affiliated with FS&Co. or management. FS&Co. currently controls through affiliates the power to vote 4.3% (18.2% if the Convertible Preferred Stock is fully converted) of the outstanding shares of Common Stock of the Company. Although FS&Co.'s voting power was reduced in the Offering, FS&Co. may effectively control or strongly influence the Company's management policy and financing decisions and may have the power to strongly influence the election of the Board of Directors; however, all major corporate transactions including certain mergers and acquisitions, sales of substantially all assets of the Company or going private transactions require approval of a majority of the Company's outstanding stock entitled to vote thereon (other than transactions subject to Section 203 of the Delaware General Corporation Law).

Industry

     The home improvement industry caters primarily to homeowners interested in performing repairs, maintenance and minor remodeling projects on their homes. Retail sales of home improvement products have grown from approximately $125 billion in 1994 to approximately $130 billion in 1995. The industry is highly fragmented and competitive and is comprised primarily of local independent retailers with five or fewer stores, traditional home improvement centers and warehouse home center chains. Local independent retailers compete on the basis of service and convenience, but typically offer small stores, limited product offerings and relatively high prices. While home centers (which include warehouse home center chains with average store sizes in excess of 100,000 square feet and smaller traditional home improvement centers) target the customer involved in major remodeling and project-oriented home improvements, Orchard targets shoppers for "fix-it" products with its 40,000 square foot (on average) hardware superstores. This difference in business focus is evidenced by the fact that approximately one-third of the sales of a major warehouse competitor are building materials, lumber and floor and wall coverings; less than 5% of Orchard's sales are attributable to these products.

The Orchard Concept

     Orchard's business strategy is to position itself as the primary destination for customers' "fix-it" needs by providing a broad merchandise selection, outstanding service, convenient, well organized stores and value pricing.

     Broad Selection and Availability

     Orchard offers a wide selection of brand name and private label merchandise, including many products not carried by its competitors in its core merchandise categories of hardware, plumbing, electrical and garden and nursery. Management believes that in these core categories the Company offers more SKUs than its warehouse competitors. Orchard further distinguishes itself by maintaining a high in-stock selection (98% on average) to ensure availability of merchandise to its customers.

     The following table sets forth the Company's percentage of sales by product category for the last three fiscal years:


                                          Fiscal   Fiscal   Fiscal
 Production Category                       1993     1994     1995
- --------------------                      ------   ------   ------
Hardware...............................    22.8%    23.0%    23.5%
Plumbing...............................    14.8     14.2     13.5
Electrical.............................    10.9     10.8     10.8
Garden and Nursery.....................    26.9     27.1     26.6
Other..................................    24.6     24.9     25.6
                                          -----    -----    -----
Total Sales............................   100.0%   100.0%   100.0%
                                          =====    =====    =====

     Hardware. Orchard carries a wide line of hardware products, including fasteners, power tools, hand tools and accessories. The Company stocks over 6,900 SKUs of nuts, bolts, screws and other fasteners, many of which are not carried by its competitors. Orchard offers these fasteners for sale in a variety of quantities, repackaging bulk shipments from its vendors at the Tracy, California distribution center for sale in smaller, more profitable unit counts. The Company also carries over 210 brand name power tools, including Black & Decker, Skil, Makita, Freud, Porter Cable, Milwaukee, Bosch, Delta, DeWalt, Wissota, Campbell Hausfeld, Homelite, Panasonic, Versapak, Chamberlin, ShopVac, McCulloch, Echo and Coleman Power Mate. Orchard offers over 1,200 different power tool accessories, such as drill bits and saw blades, which generate high gross margins and increase shopping frequency due to their consumable nature. Orchard further stocks an extensive selection of handtools, including 40 and 120 SKUs of pipe wrenches and hammers, respectively, and also offers replacement products for these tools, including handles.

     Plumbing. Orchard distinguishes itself from its competitors by carrying a broad selection of repair and maintenance plumbing parts. The Company stocks over 1,580 different PVC, ABS, galvanized, copper, brass, flare, compression, polystyrene and cast iron fittings, as well as over 1,485 faucet, toilet and sink repair parts including hard-to-find parts for discontinued faucets and toilets. Orchard also offers a variety of faucets, toilets and sinks. In addition, Orchard's selection of 475 sprinkler and drip irrigation SKUs appeals to both homeowners and commercial landscapers.

     Electrical. Orchard stocks nearly 370 different light bulbs and 155 types of extension cords. With over 315 different lamp parts, repair and maintenance is emphasized. Orchard is also well equipped in basic electrical components and stocks a broad selection of electric boxes, wire and circuit breakers commonly used in residential and commercial construction.

     Garden and Nursery. Garden and nursery products are a strong focus of Orchard's business, reflecting Orchard's heritage as a farmers' cooperative. Orchard offers both the price and convenience of a mass merchant and the selection, quality and expertise of an independent nursery. It carries a broad selection of landscape container and bedding plants, most of which are contract grown to the Company's specification. Orchard's nurseries carry more than 30 varieties of ground cover, over twice as many as are offered by its major competitors. Orchard has one of the largest displays of Ames and Corona garden tools in the United States. Orchard also offers a wide selection of tank sprayers, liquid and dry fertilizers, weed killers, insecticides, hoses and hose-end products. In addition, the Company supplies a variety of organic bag goods, including bark, mulch, soil conditioners, potting soils, planting mixes and peat moss.

     Other. In addition to the "fix-it" items above, the Company carries an extensive selection of housewares, paint, paint supplies and automotive supplies, as well as certain destination items such as bottled water. The Company also offers a selection of impulse items which captures incremental sales from its frequent customer base and further differentiates Orchard from its competition.

     High Levels of Customer Service

     The Company is committed to furnishing outstanding levels of customer service through knowledgeable, well trained personnel. Orchard seeks to hire personnel with prior repair and "fix-it" experience and provides its employees with extensive training. The Company requires all of its employees to pass written tests in their respective departments as a condition of employment and requires ongoing testing in other departments in order to be eligible for advancement. For example, the Company provides compensation incentives to its garden and nursery employees to become certified California Nurserymen. This certification, awarded by the California Association of Nurserymen, is based on completing 3,120 hours of relevant work experience and passing a test which displays proficiency in plant identification, landscape design and insect and weed control. As of January 28, 1996, the Company employed 48 certified California Nurserymen.

     In addition, Orchard provides its customers with the following value-added services which the Company believes create high customer loyalty:

     Pick-Up Stations. All Orchard stores operate a convenient pick-up station for heavy, large or hard-to-handle items. A customer may purchase oversized items by simply taking a pull-tag located at the product display rack within the store, checking out at the register and driving to the pick-up station, where an Orchard employee loads the product into the customer's vehicle.

     OSH Credit Card. Orchard offers a proprietary credit card to its retail and commercial customers to build customer loyalty. The Company had 50,627 active accounts at January 28, 1996. The Company's credit card sales comprised approximately 12.3% of total sales in fiscal 1995. Approximately 78.5% of those credit card sales were attributable to commercial customers. The Company also offers its commercial customers added services such as the ability to selectively restrict their employee purchases and detailed descriptions of all purchases on a monthly basis.

     Commercial Services. Orchard offers added convenience and fast pick-up for commercial customers who can place orders over the phone which will be prepared for immediate pick-up at no additional charge. Management believes that the majority of its commercial customers are industrial concerns, real estate property managers and municipalities with maintenance and repair needs, as opposed to contractors and other construction related businesses. The Company is currently targeting growth in its commercial business by expanding the services offered to commercial customers and enhancing its marketing activities. The Company recently added a Director of Commercial Sales to lead this effort.

     Custom Cutting. Orchard will custom cut to a customer's specifications products such as pipe, electrical wire, shade cloth, rope, chain, tubing, screening and glass.

     "How-To" Fairs. The Company conducts three annual "how-to" fairs designed to provide customers with do-it-yourself information through vendor booths and specialized classes. In addition, these fairs feature celebrities, such as Norm Abrams from the television programs "This Old House" and "The New Yankee Workshop," Dean Johnson and Robin Hartle from "Hometime," and Orchard's spokesman Richard Karn from "Home Improvement." Two fairs are held in Northern California and the Company's first Southern California fair is scheduled for May 1996. Management estimates that the Company's largest "how-to" fair attracted approximately 150,000 people.

     Eager Beaver Engine Shop. Orchard offers customers repair and maintenance service for power driven equipment such as lawn mowers, chain saws and edgers through its factory authorized service facility located at its Tracy warehouse and distribution facility. Customers can drop off the equipment to be repaired at their local Orchard store and pick it up typically within seven days.

     Convenient, Well Organized Stores

     To encourage ease of shopping, Orchard's stores are designed in a conventional supermarket format with low profile shelving, as opposed to warehouse racking, and wide aisles for easy mobility. Customers can view the entire store upon entering, helping them to easily and quickly find the items they need. Related departments are located adjacent to one another, and most merchandise is displayed according to centrally developed plan-o-grams designed to optimize space utilization. Product labels and descriptive signs assist customers in easy identification of merchandise, and efficient check-out stations minimize customer waiting time. The Company's stores follow a standard merchandise layout and maintain a consistent appearance. In addition, all stores are easily accessible, are conveniently located and have ample parking. These features provide customers with an attractive shopping environment and the ability to locate items and check out of the store quickly.

     Value Orientation

     The Company provides the customer with value through a combination of broad merchandise selection, outstanding service, convenient, well organized stores and fair everyday prices. The Company offers competitive pricing on high visibility, high volume products. The Company also stocks a wide selection of products not typically carried by its competitors on which the Company generally achieves higher margins. The Company also seeks to increase its margins by concentrating on non-commodity products and through the selective use of private label merchandise and in-house repackaging of bulk shipments into smaller, more profitable unit counts.

Growth Strategy

     Orchard's strategy for growth is to continue to build its market presence in existing markets and to enter attractive new markets. The Company's primary strategy is to add new stores in its existing metropolitan Los Angeles market and to extend its Southern California presence into Orange, Riverside, San Bernardino, San Diego and Ventura Counties. The Company will also augment its Northern and Central California base with strategic new store additions. The Company plans to open five to seven new stores in fiscal 1996 and five to ten new stores annually for the next several years thereafter, substantially all of which will be in Southern California. By extending its presence in Southern California, the Company believes it will be able to leverage its advertising and marketing expenses in this market and attain a critical mass of stores to support a new Southern California warehouse and distribution facility, which is planned for fiscal 1998.

     The Company successfully entered the Southern California market in fiscal 1994 with the acquisition of six former hardware store sites in metropolitan Los Angeles and one near Santa Barbara which were converted to the Orchard format. The Company has since opened three additional stores in metropolitan Los Angeles and plans to open five to seven more Southern California stores in fiscal 1996. Leases have been signed for three new stores in metropolitan Los Angeles and Orange County and the Company is currently negotiating leases for additional locations in Southern California. The Company's expansion into Southern California has been very successful, with four of the stores in this market already ranking among the Company's top 20 stores in sales. Management believes that the Southern California market, one of the largest do-it-yourself ("DIY") markets in the United States, presents an attractive opportunity for the broad-selection, high-service Orchard concept.

    Until 1994, the Company's growth capacity had been significantly constrained by debt service requirements. Recently, through equity offerings and debt refinancings, the Company has been able to build its liquidity and capital resources which has allowed it to accelerate its expansion program and should enhance its ability to react quickly to site acquisition opportunities.

    The Company believes its experience in Southern California has demonstrated that Orchard's concept is transferrable from its Northern and Central California markets to other regions. The Company believes that the Southern California market has considerably more expansion potential than Northern and Central California and can support aggressive growth over at least the next five years. The Company believes it has the potential to expand to 60-80 stores in Southern California and to add approximately 10 stores (for a total of 60) to its base in Northern and Central California.

     See "--Risk Factors--Managing Expansion" and "--Leverage and Certain Restrictions Imposed by Lenders."

Advertising and Marketing

     Achieving and maintaining high levels of consumer awareness is an important element of the Company's business strategy. In its Northern and Central California markets, where the Company has been in business since 1931 and now operates more stores than any of its competitors, the Company's surveys indicate a name recognition of 99% among DIY customers within the trade areas around the Company's stores. In Southern California the Company's aggressive marketing campaigns have produced growing consumer awareness of the Company's presence. Recent surveys by the Company indicate a name recognition of 82% among DIY customers within trade areas around the Company's stores.

     Consistent with its emphasis on building a concentrated market presence, Orchard utilizes advertising and marketing campaigns across three major media categories: newspaper, circulars and broadcasting. Major campaigns are currently centered around Easter, Memorial Day, July 4th, Labor Day and Christmas. The Company offsets a significant portion of the costs of its advertising, particularly television advertising, with allowances obtained from vendors that participate in the Company's cooperative advertising program. These vendors provide allowances to the Company in return for featuring their products in the Company's advertising media.

     In addition to the seasonal advertising campaigns, Orchard regularly places newspaper ads and circulars in its markets and conducts an institutional image-building television and radio campaign. Another major part of the Company's advertising program is its annual "how-to" fairs. Two annual fairs are held in Northern California and the Company's first Southern California fair is scheduled for May 1996. Vendors participating at the Company's "how-to" fairs perform product demonstrations, offer advice and distribute discount coupons which are redeemable only at Orchard stores. Management estimates that the largest "how-to" fair attracted approximately 150,000 people and more than 400 vendors.

     In Northern and Central California, the Company is able to maximize the efficiency of its advertising program in its markets by spreading these costs over a large number of stores contained in a concentrated geographical area. The Los Angeles media market, which covers most of Southern California, is more expensive than Northern and Central California, and Orchard currently lacks the store concentration it enjoys in its historical markets. Accordingly, the Company's marketing costs as a percentage of sales have increased as a result of its expansion into metropolitan Los Angeles. As more stores are added in this market, the Company expects these costs to decline as a percentage of sales, although no assurance can be given that this will occur. See "--Risk Factors--Managing Expansion."

Purchasing

     Orchard's computerized point-of-sale systems automatically generate store merchandise orders and track inventory by SKU. The majority of Orchard's merchandise is purchased directly from the manufacturer and is shipped to the Company's central warehouse located in Tracy, California. Orchard stores have no significant storage space and rely on the warehouse for a majority of their merchandise. The merchandising department controls inventory flow through a purchase order management ("POM") system which tracks SKU levels and generates reorder quantities for replenishment. This warehouse facility purchases over 25,000 SKUs, accounting for approximately 73% of the total dollar sales. The remaining 27% of the total dollar sales of the stores is obtained through direct shipments from distributors and manufacturers to the stores. Orchard buys goods from approximately 1,000 different vendors. The Company's top 10 suppliers account for less than 17% of its total purchases, with no single supplier accounting for more than 5% of the total. As its store base has grown due to the expansion program, the Company has been able to realize greater volume discounts in some of its purchasing.

Distribution

     Orchard's distribution is currently handled through a 350,000 square foot warehouse and distribution facility situated on approximately 28.5 acres of land in Tracy, California. The Company is currently utilizing temporary on-site storage units to supplement its storage capacity at this facility. The Company anticipates that the Tracy facility will be able to support, with additional shifts, if necessary, the Company's anticipated growth through early fiscal 1998 when a second warehouse and distribution facility is planned for the Southern California area. The central location of the warehouse and distribution facility allows the Company to process and deliver orders within 24 hours to all of its Northern and Central California stores and 48 hours for its Southern California stores, thereby ensuring high in-stock levels. By eliminating the need for in-store storage space, Orchard maximizes the selling space available in its stores and reduces overall inventory requirements, without sacrificing the high in-stock position (98% on average) in the retail stores.

    Metropolitan Los Angeles is approximately 350 miles from the Tracy facility, which has resulted in transportation costs for Southern California that are greater than in the Company's current Northern and Central California markets. The Company has outsourced the delivery of merchandise to stores south of Santa Maria, California to an independent common carrier. The Company processes orders and delivers goods to its Southern California stores within 48 hours. The Company expects to open a second warehouse and distribution facility to service the Southern California stores after approximately 25 stores are open in that area, which the Company currently anticipates will occur in fiscal 1998. The Company is currently in the process of enhancing its management information systems in anticipation of a second warehouse and distribution facility. While the additional facility will reduce transportation costs for the Southern California stores, it will initially have higher operating costs as a percentage of sales than the existing facility. This ratio is expected to decline as more stores are opened in the Southern California market area.

     As of January 28, 1996, Orchard operated a fleet of 33 tractors and 137 trailers, which are driven and maintained by a non-union work force and which service the Northern and Central California stores.

Credit Card Operations

     Orchard offers a private label revolving charge plan to both its commercial and retail customers. This credit card operation is maintained by Orchard employees and provides customized services such as customer defined card usage restrictions, purchase order identification and descriptive billing which are geared to the commercial customer.

     To promote its credit card and increase charge business, Orchard began implementing a new credit card program in fiscal 1995 known as Club OSH. Club OSH provides the cardholder with a 10% discount the first time the card is used, an ongoing 2% discount if the customer's statement balance is paid in full by the monthly due date and a senior citizen discount of 3% when merchandise is purchased on Wednesday using the Club OSH card. All charge accounts from the Southern California and San Joaquin Valley stores were converted to Club OSH in fiscal 1995 and all remaining accounts will be converted by March 1996.

     At January 28, 1996, the Company had 50,627 active accounts. For fiscal 1995, approximately 78.5% of the credit card sales were from commercial customers. For fiscal 1995, bad debt losses approximated 1.0% of total Company credit card sales.

Operations

     Orchard manages its operations on a centralized basis. Its headquarters staff is responsible for all pricing, purchasing, advertising and promotional programs, new site selection and administrative functions such as accounting, payroll and management information systems. The Company's stores are operated by store managers who report to one of six district managers. Orchard's store managers are responsible for day-to-day store operations, subject to operating procedures established at headquarters.

     Orchard stores are open seven days a week. Depending on the size and sales volume of the store, the total number of personnel varies from 57 to 130, 25 to 49 of whom are full-time employees. A typical store is staffed with a store manager, one first assistant manager, three assistant managers and 12 department managers. Because of the Company's strong focus on customer service, all employees participate in an initial training program and subsequent ongoing training.

Management Information Systems

     Management has sought to design and develop the Company's information systems to sustain growth through increased productivity and address a wide range of functions that include sales analysis, merchandise ordering and processing, merchandise management and presentation, management of human resources and financial management. The Company's management is provided with information on performance that includes the daily individual store and department information necessary for financial and merchandising decisions and periodic results reporting for strategic planning and analysis. The Company has projects underway to increase the capabilities of its credit function and to implement the system enhancements that will be necessary to support its plan to add a second warehouse and distribution facility in early fiscal 1998.

     Sales analysis reporting includes daily and periodic store sales results detailed by department, classification and SKU movement. Merchandise ordering is supported by the POM system which employs forecasting to calculate suggested order quantities for warehouse inventory replenishment. Purchase orders are reviewed or created on-line and are electronically transmitted to suppliers that participate in the hardware industry's "Eagle" Electronic Data Interchange ("EDI") system. Price change control is an integral part of the POM system.

     The Store Order system is coupled with the POM system and processes daily transmitted store orders and produces warehouse pick tickets, shipping manifests, "pool" (cross dock) distribution reports and productivity reports. On-line capability of the system provides the warehouse with real-time inventory data such as purchase order receiving, processing manifest exceptions and updating inventory levels. This system is linked to the Retail Stock Ledger financial system for store accounting.

     The Point-of-Sale system is a fully integrated store sales, credit, inventory and data collection system. The system provides automatic price look-up and Orchard and bank card credit authorization at point-of-sale; sales audit reporting; advertised item reporting; item sales performance and history; daily computer review; and forecast and order generation of all warehouse replenished items as well as suggested order quantities for items ordered directly from vendors. The system provides improved customer service, reduces store operating expense and provides disciplined inventory management. The Company currently has bar code scanning capabilities and a UNIX based point-of-sale system in all of its stores.

     Financial management is addressed by the retail stock ledger, accounts payable, general ledger, fixed assets, bank card transmission, accounts receivable and credit systems. These systems are traditional retail financial control and operational systems with the exception of having on-line capability wherever feasible in order to enhance productivity.

     Management believes its systems are a key component to the Company's ability to evaluate and respond to its markets and customers.

Competition

     The Company competes with warehouse home center chains, traditional home improvement centers and local independent retailers, including neighborhood hardware stores and garden and nursery centers. Management believes that the Company's "fix-it" orientation, broad merchandise selection, convenient locations, value-added services and high name recognition in Northern and Central California distinguish it from its competitors, including larger warehouse home center chains and independent hardware stores. See "--Risk Factors--Competition."

     Management believes that two warehouse home center chains, Home Depot and HomeBase, are its primary competitors. Home Depot and HomeBase currently operate 32 and 11 stores, respectively, in the Company's markets. As of January 28, 1996, the Company estimates that over 70% of Orchard's stores faced competition from warehouse operators. Home Depot opened three stores in 1995 in the Company's markets and HomeBase closed three stores in Orchard's markets in 1994 and closed one additional store in early 1995. The Company believes that Home Depot will open four stores in fiscal 1996 in the Company's markets. As the Company continues its expansion, new stores are frequently opened in proximity with existing Home Depot or HomeBase stores.

     In addition to offering a broader selection on its core merchandise categories than its warehouse competitors, the Company and the warehouse chains do not compete in a number of merchandise areas. For example, the Company does not carry significant amounts of lumber and building materials and the warehouse home centers do not carry product lines in housewares, work clothes and patio furniture.

    Although Orchard competes largely on the basis of service, selection and convenience, rather than on price, and has been successful thus far in competing with warehouse home centers, given the highly competitive nature of the market and the substantially greater resources of some of its competitors, the Company faces the risk of increased competition in its market niche.
See "--Risk Factors--Competition."

Employees

    As of January 28, 1996, Orchard had 4,980 total employees of whom 2,564 were full time. Management believes that its relationship with its employees is good. The Company has never experienced a material interruption of business caused by labor disputes. All of Orchard's employees are non-union.

Item 2.  Properties

     Of the Company's 60 stores, 11 are owned and 49 are leased under long-term ground or building arrangements with various renewal options. All of these 49 leases are scheduled to expire after 2000 (including options to renew). See
Note 3 to Consolidated Financial Statements.

     The Company owns its 350,000 square foot warehouse and distribution facility which is located on 28.5 acres in Tracy, California. See "--Distribution." The Company also owns its former warehouse in San Jose which consists of several buildings totalling 282,000 square feet located on 17.4 acres. The Company has listed this facility for sale at an asking price of $5.9 million. The Company has leased approximately 70% of the space in this property with the intention of making it more attractive to a developer. The Company has also listed for sale 11 acres it owns adjacent to its warehouse and distribution facility in Tracy, California for $1.0 million.

     The Company's corporate offices are located in a 75,761 square foot building in south San Jose. The current lease term expires in November of 2000, with an option for the Company to extend for five additional years.

Item 3.  Legal Proceedings

     There are no material legal proceedings pending or, to the knowledge of management of the Company, threatened against the Company.


Item 4.  Submissions of Matters to a Vote of Security Holders.

     Not applicable.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

    The Company's Common Stock is currently traded on the Nasdaq National
Market under the symbol OSHC. The Company has applied to have its Common Stock listed on the New York Stock Exchange and anticipates that trading will commence in April 1996. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for the Common Stock as reported by Nasdaq.


                                            High        Low
                                            ----        ---
Fiscal 1994
  First Quarter........................     $15 1/2     $11 3/4
  Second Quarter ......................     $15 1/2     $12
  Third Quarter........................     $13 1/4     $ 9
  Fourth Quarter.......................     $10         $ 6 1/4

Fiscal 1995
  First Quarter .......................     $ 9         $ 7
  Second Quarter.......................     $14 1/4     $ 8 9/16
  Third Quarter........................     $16 3/4     $13 1/4
  Fourth Quarter.......................     $26 1/2     $14

     As of March 29, 1996, there were 303 holders of record of the Company's Common Stock.

     The Company has not declared or paid cash dividends to its holders of Common Stock. The Company currently anticipates that all earnings will be retained for the development and expansion of its business and, therefore, does not anticipate paying dividends on its Common Stock in the foreseeable future. The agreements governing the Company's indebtedness contain provisions which prohibit the Company from paying dividends on its Common Stock. See Note 5 to Consolidated Financial Statements. Dividends on the Convertible Preferred Stock accrue at 6% per annum from the date of original issuance, February 25, 1994, and are payable quarterly, when, as and if declared by the Board of Directors. No dividends can be declared or paid on the Company's Common Stock unless all accrued and unpaid dividends on the Preferred Stock have been paid in full. As of January 28, 1996, the Company was current in the payment of the preferred dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.    Selected Financial Data.

     The selected consolidated financial data presented below, except store data, has been derived from the historical consolidated financial statements of the Company. The selected consolidated financial data for the fiscal years presented have been derived from financial statements which were audited by Arthur Andersen LLP, independent public accountants. The information presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                   Year Ended
                                                    -----------------------------------------------------------------------
                                                     January 26,      January 31,    January 30,   January 29,   January 28,
                                                        1992             1993           1994          1995          1996
                                                      (52 weeks)      (53 weeks)     (52 weeks)    (52 weeks)    (52 weeks)
                                                     -----------      -----------    -----------   -----------   -----------
                                                                    (In thousands, except per share and store data)
Income Statement Data:
Sales............................................     $308,562         $346,158       $365,077      $441,646      $532,439
Cost of goods sold...............................      199,052          224,599        234,326       281,379       339,764
                                                      --------         --------       --------      --------      --------
  Gross margin...................................      109,510          121,559        130,751       160,267       192,675
Operating expenses...............................       91,296           99,944        106,802       137,858       161,040
Pre-opening expenses.............................        1,192              924          2,221         7,525         2,400
                                                      --------         --------       --------      --------      --------
  Operating income...............................       17,022           20,691         21,728        14,884        29,235
Write-down in carrying amount of asset held for
 disposal........................................           --            2,007             --            --            --
Interest expense.................................       14,773           16,725         11,563        12,587        13,337
                                                      --------         --------       --------      --------      --------
  Income before provision for income taxes.......        2,249            1,959         10,165         2,297        15,898
Provision for income taxes.......................          971              866             --            --         4,289
                                                      --------         --------       --------      --------      --------
  Income before extraordinary items (1)..........        1,278            1,093         10,165         2,297        11,609
Extraordinary items (1)..........................          971             (200)        (9,318)           --            --
                                                      --------         --------       --------      --------      --------
  Net income.....................................        2,249              893            847         2,297        11,609
Preferred stock dividends (2)....................        3,446            4,208            814         1,115         1,200
                                                      --------         --------       --------      --------      --------
  Net income (loss) available to common stock....     $ (1,197)        $ (3,315)      $     33      $  1,182      $ 10,409
                                                      ========         ========       ========      ========      ========

Per Share Data:
Primary:
Net income (loss) per common and equivalent
 share before extraordinary items................     $  (1.74)        $  (2.52)      $   1.57      $   0.17      $   1.48
Net income (loss) per common and equivalent
 share...........................................         (.96)           (2.68)          0.01          0.17          1.48
Fully diluted:
Net income (loss) per common and equivalent
 share before extraordinary items................        (1.74)           (2.52)          1.57          0.17          1.38
Net income (loss) per common and equivalent
 share...........................................         (.96)           (2.68)          0.01          0.17          1.38

Unaudited Pro Forma (Fully-Taxed) Data (3):
Net income available to common stock.............                                                                 $  9,380
Fully diluted net income per common and
 equivalent share................................                                                                     1.12

Other Data:
Comparable store sales growth....................         (1.3)%            5.3%           2.0%         (1.1)%         8.0%
Number of stores (at end of period)..............           37               39             43            56            60

Balance Sheet Data (end of period):
Working capital..................................     $ 44,649         $ 52,274       $ 94,996      $ 71,049      $ 76,155
Total assets.....................................      198,463          197,996        309,735       292,659       305,536
Long-term debt and capital leases................      125,892          130,374        156,273       135,232       132,242
Stockholders' equity.............................       13,628           14,848         61,827        82,578        93,257

- ----------------
(1) Extraordinary items include losses on the extinguishment of debt of $0.6 million and $9.3 million in the years ended January 31, 1993 and January 30, 1994, respectively, and benefits from the realization of net operating loss carryforwards of $1.0 million and $0.4 million in the years ended January 26, 1992 and January 31, 1993, respectively.
(2) See Note 6 to Consolidated Financial Statements.
(3) Pro forma net income available to common stock reflects an income tax provision at a 41.0% effective rate. The Company's actual effective tax rate for fiscal 1995 was 27%. See Note 8 to Consolidated Financial Statements. Management believes the presentation of such pro forma data is meaningful to the reader because it more fully represents the future tax status of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Selected Consolidated Financial Data included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business--Risk Factors."

General

     The Company opened 14 stores in fiscal 1994 and five stores in fiscal 1995. The Company plans to open five to seven stores in fiscal 1996. As a result of the Company's accelerated expansion and entry into Southern California, the Company incurred substantial store pre-opening expenses amounting to $7.5 million for fiscal 1994 and $2.4 million for fiscal 1995. These pre-opening expenses consist principally of store merchandising and stocking expenses, personnel recruitment and training costs and grand-opening advertising and promotional expenses. In fiscal 1996, the Company expects pre-opening expenses to be approximately $0.4 million to $0.5 million per store.

     As the Company has implemented its new store opening program, operating expenses as a percent of sales for the new stores are higher on average, adversely affecting overall operating margins until these new stores achieve sales maturity. The Company's average store achieves maturity after approximately four years. In addition, the Company has generally experienced higher marketing, distribution and occupancy costs in its new stores in the Southern California market. The Company believes, however, that these higher expenses should be offset by higher sales at these stores (when these stores achieve maturity), bringing margins for Southern California stores in line with those for Northern and Central California stores. See "Business--Risk Factors-- Managing Expansion."

     The Company experienced a strong comparable store sales increase in fiscal 1995, especially in the second half of the year. The Company does not expect to sustain its rate of comparable store sales growth in fiscal 1996, particularly in the second half of the year. See "Business--Risk Factors--Quarterly Fluctuations; Comparable Store Sales."

     The following table sets forth selected results of operations as percentages of sales for the periods indicated:

                                                                        Year Ended(1)
                                                 -----------------------------------------------------------
                                                 January 31,      January 30,     January 29,    January 28,
                                                    1993             1994            1995           1996
                                                 -----------      ----------      -----------    -----------
Sales.........................................      100.0%           100.0%          100.0%          100.0%
Gross Margin..................................       35.1             35.8            36.3            36.2
Operating expenses............................       28.9             29.3            31.2            30.2
Pre-opening expenses..........................        0.3              0.6             1.7             0.5
                                                    -----            -----           -----           -----
Operating income..............................        6.0              6.0             3.4             5.5
Write-down of asset held for disposal.........        0.6               --              --              --
Interest expense..............................        4.8              3.2             2.9             2.5
                                                    -----            -----           -----           -----
Income before provision for income taxes and
 extraordinary items..........................        0.6              2.8             0.5             3.0
Income tax provision..........................        0.3               --              --             0.8
                                                    -----            -----           -----           -----
Income before extraordinary items.............        0.3              2.8             0.5             2.2
Extraordinary items...........................       (0.1)            (2.6)             --              --
                                                    -----            -----           -----           -----
Net income....................................        0.3%             0.2%            0.5%            2.2%
                                                    =====            =====           =====           =====

- ---------
(1) Amounts may not total due to rounding.

Results of Operations

     52 Weeks ended January 28, 1996 (fiscal 1995) compared to 52 Weeks ended January 29, 1995 (fiscal 1994).

     Sales for fiscal 1995 increased by 20.6% to $532.4 million from $441.6 million in fiscal 1994. The increase is attributable to an 8.0% gain in comparable store sales and the sales contributed by the 19 stores opened since the beginning of 1994 before they were included in the comparable store base. The comparable store sales increase reflects the diminishing effect of eight competing warehouse home centers that opened primarily in late 1993, the recent closing of four competing warehouse home centers, and sales gains achieved by 14 Orchard stores opened in the prior fiscal year which are now part of the comparable store base. Improving economic conditions in California also were a contributing factor.

     Gross margin increased $32.4 million from $160.3 million for fiscal 1994 to $192.7 million for fiscal 1995. As a percentage of sales, gross margin decreased from 36.3% for fiscal 1994 to 36.2% for fiscal 1995. A decline in purchase markup was offset partially by reduced inventory shrinkage and leveraging of warehouse operating costs.

     Operating expenses increased by $23.2 million from $137.9 million for fiscal 1994 to $161.0 million for fiscal 1995. As a percentage of sales, these expenses decreased from 31.2% for fiscal 1994 to 30.2% for fiscal 1995. Decreased payroll costs as a percentage of sales were offset partially by an increase in occupancy costs as a percentage of sales in the Southern California stores.

     Pre-opening expenses decreased to $2.4 million for fiscal 1995 from $7.5 million for fiscal 1994. The decrease in pre-opening expenses is due to five new store openings in 1995 versus 14 stores in the prior year, in addition to lower average pre-opening costs per store. Operating income before pre-opening expenses for fiscal 1995 increased by $9.2 million or 41.1% from fiscal 1994.

     Operating income increased by $14.4 million from $14.9 million in fiscal 1994 to $29.2 million in fiscal 1995. As a percent of sales, operating income increased from 3.4% to 5.5%. Sales increases, the leveraging of expenses and reduced pre-opening expenses were the main contributors to the increase in operating income.

     Interest expense increased by $0.7 million from $12.6 million in fiscal 1994 to $13.3 million for fiscal 1995. In fiscal 1994 the Company capitalized an additional $0.8 million of construction period interest on new store construction projects and realized $0.4 million more in interest income than in fiscal 1995. The increase in interest expense was partially offset by a $0.5 million expense reduction due to a decrease in long-term debt.

     The Company recorded an income tax provision for fiscal 1995 at an effective tax rate of 27.0%, reflecting the reversal of a previously established valuation allowance. Future effective income tax rates should approximate the combined federal and state statutory rate and are estimated to be approximately 41.0% in fiscal 1996. See Note 8 to Consolidated Financial Statements.

     52 Weeks ended January 29, 1995 (fiscal 1994) compared to 52 Weeks ended January 30, 1994 (fiscal 1993).

     Sales for fiscal 1994 increased by 21.0% to $441.6 million from $365.1 million for fiscal 1993. Increased sales as a result of 14 new stores opened in fiscal 1994 were partially offset by a 1.1% decrease in comparable store sales. Comparable store sales were impacted by the eight competing warehouse home centers that opened in Orchard markets, principally in the second half of fiscal 1993, and unfavorable weather conditions in Northern California during a five week period in April and May, 1994.

     Gross margin increased $29.5 million from $130.8 million in fiscal 1993 to $160.3 million in fiscal 1994. As a percentage of sales, gross margin increased from 35.8% for fiscal 1993 to 36.3% for fiscal 1994. The increase in gross margin percentage resulted primarily from an increase in the purchase markup due to a reduction in the cost of merchandise achieved through improved buying. Lower inventory shrinkage and reduced permanent markdowns also contributed to the favorable gross margin performance.

     Operating expenses for fiscal 1994 were 31.2% of sales compared with 29.3% of sales for fiscal 1993, an increase of 1.9% of sales. The increase is partially attributable to higher advertising, rent and payroll costs as a percent of sales for the 14 new stores opened in fiscal 1994 which have not yet achieved sales maturity. The negative impact of the comparable store sales decline on the sales base as described above also contributed to higher selling, general and administrative expenses as a percent of sales.

     Pre-opening expenses increased to $7.5 million for fiscal 1994 from $2.2 million for fiscal 1993. The increase in pre-opening expenses is due to 14 new store openings in fiscal 1994 versus four new store openings in the prior year. Operating income before pre-opening expense for fiscal 1994 decreased by $1.5 million from fiscal 1993.

     Operating income decreased by $6.8 million from $21.7 million for fiscal 1993 to $14.9 million for fiscal 1994. As a percentage of sales, operating income decreased to 3.4% for fiscal 1994 from 6.0% for fiscal 1993. Higher pre-opening costs and increased corporate expenses associated with the Company's expansion program were the main contributors to the decrease in operating income.

     Interest expense increased from $11.6 million for fiscal 1993 to $12.6 million for fiscal 1994. The increase was due primarily to additional interest resulting from the issuance by the Company in January 1994 of $100 million aggregate principal amount of 9 3/8% Senior Notes due 2002 ("9 3/8% Notes") which was partially offset by reduced interest due to the retirement of $19.3 million of 14.5% Senior Subordinated Discount Notes ("14.5% Subordinated Notes") and $30.0 million of 9% Senior Notes due 1997 ("9% Senior Notes") on February 25, 1994.

     The Company did not record a tax provision as a result of the reversal of a previously established valuation allowance. See Note 8 to Consolidated Financial Statements.

     The results of operations for fiscal 1993 included extraordinary charges of $9.3 million resulting from the early extinguishment of $44.7 million in aggregate principal amount of the 14.5% Subordinated Notes in April 1993 and the remaining $19.3 million of 14.5% Subordinated Notes and $30 million of the 9% Senior Notes in February 1994.

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

     Operating expenses for fiscal 1993 were 29.3% of sales compared with 28.9% of sales for fiscal 1992, an increase of 0.4%. This increase was attributable mainly to the impact on payroll and occupancy costs as a percent of sales of the four new stores opened during the past year.

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


Quarterly Results of Operations

     The following table presents certain unaudited quarterly consolidated financial information for each of the Company's last eight fiscal quarters. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results set forth herein. The Company's quarterly results have in the past been subject to fluctuations, and thus, the operating results for any quarter are not necessarily indicative of results for any future period.



                                              Fiscal 1994                             Fiscal 1995
                                 --------------------------------------  --------------------------------------

                                  First     Second    Third     Fourth    First     Second    Third     Fourth
                                 Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                 --------  --------  --------  --------  --------  --------  --------  --------
                                                             (Dollars in millions)
Sales..........................   $ 96.6    $125.6    $111.8    $107.7    $125.4    $145.5    $131.5    $130.1
Gross margin...................     34.6      45.0      41.0      39.6      45.6      52.3      47.5      47.2
Operating expenses.............     28.8      35.9      36.7      36.4      37.5      41.6      40.3      41.7
Pre-opening expenses...........      3.8       2.6       0.6       0.6       1.0        --       1.2       0.2
Operating income...............      2.0       6.4       3.8       2.7       7.2      10.7       6.0       5.4
Net income (loss)..............     (0.9)      3.3       0.6      (0.7)      2.9       5.6       1.8       1.3
Comparable store sales growth..     (1.5)%    (3.0)%     0.4%      0.2%      1.8%      6.5%     10.1%     13.0%
Stores open at end of period...       47        54        55        56        58        58        59        60

     The Company's results of operations exhibit some measure of seasonality. Generally, the Company's sales and operating income are highest in the second quarter and lowest in the fourth quarter. This is due primarily to seasonality in sales of garden, nursery and related products, which peak at the beginning of the spring/summer gardening season. The Company has experienced losses in the fourth quarter in the past and may experience losses in this quarter in the future. See "Business--Risk Factors--Seasonality and Sensitivity to Weather."

     The Company's quarterly results and comparable store sales comparisons are subject to various factors including consumer confidence, promotional marketing efforts, maturation of new stores, weather conditions and competitive store changes. See "Business--Risk Factors--Quarterly Fluctuations; Comparable Store Sales."

Liquidity and Capital Resources

     The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program and service on indebtedness.

     The Company's wholly-owned subsidiary, Orchard Supply, had long-term debt and capital lease obligations as of January 28, 1996 of $134.3 million, including (i) $100.0 million of 9 3/8% senior notes due February 15, 2002, (ii) $20.0 million of store mortgage notes and (iii) $12.8 million of warehouse mortgage notes. In addition, the Company has up to $40.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (the "Financing Agreement") (with a $10.0 million sublimit for letters of credit) of which no borrowings and $8.5 million of letters of credit were outstanding at January 28, 1996. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that Orchard Supply maintain certain financial ratios and satisfy certain financial tests and limitations on Orchard Supply's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. At January 28, 1996, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments.

     The Company's business strategy requires that it maintain broad product lines and large inventories, however, the effect of this strategy on working capital is somewhat minimized through the receipt of trade credit. The Company's working capital is also affected by accounts receivable arising from its proprietary credit card which had an average monthly balance for fiscal 1995 of $12.5 million. The Company will fund its working capital needs through a combination of funds from operations and borrowings under the Financing Agreement. The Financing Agreement permits borrowings based on percentages of the Company's eligible inventory and accounts receivable and remains effective through May 1999.

     In connection with Orchard's expansion plans, the Company anticipates capital additions of approximately $0.9 million for furniture, fixtures and equipment for each new store opened, a portion of which may be acquired under operating leases. The Company expects that pre-opening expenses will range from approximately $0.4 million to $0.5 million. The initial inventory requirement for new stores, net of trade credit, is estimated at $1.0 million per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $1.0 million to $1.8 million per store. If the Company elects to purchase the real estate, the capital expenditure would range from approximately $2.5 million for owned store improvements constructed on leased land to $4.0 million to $7.0 million if the entire property were to be owned by the Company.

     The Company's capital expenditure plan for fiscal 1996 and 1997 provides for annual capital expenditures of $19.8 million and $17.0 million, respectively. This capital expenditure plan includes the expenditures of approximately $4.0 million to $5.0 million annually for the maintenance of existing facilities. The remainder of the annual budgeted amounts will be used primarily for the opening of new stores, including fixtures and leasehold improvements with respect to the new stores, and computer equipment. The Company has historically obtained some of its equipment through operating leases, and expects to be able to procure such arrangements in the future. The inability of the Company to procure such arrangements for its capital expenditure program may have a negative impact on the ability of the Company to make capital expenditures.

  The Company believes that funds from operations, together with the proceeds of the Offering, borrowing availability under the Financing Agreement and financing through operating leases, will be adequate to fund the

Company's operating requirements and capital expenditure program and meet its debt and dividend obligations for at least the next 18 months.

     See "Business--Risk Factors--Managing Expansion" and "--Leverage and Certain Restrictions Imposed by Lenders."

Effect of Inflation

     The effect of inflation on the Company's results of operations has not been material in the periods discussed.

Impact of Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. Measurement of the loss for assets that the entity expects to hold and use are to be based on the fair value of the asset. Although management does not expect this pronouncement to have a material impact on the Company's financial condition or results of operations at adoption, its provisions, when adopted, will be applicable to any future assessments of its long-lived assets. SFAS No. 121 will be adopted in fiscal 1996.

Item 8.   Financial Statements and Supplementary Data

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 23, 1996 to be filed with the Securities and Exchange Commission within 120 days after January 28, 1996 and is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 23, 1996 to be filed with the Securities and Exchange Commission within 120 days after January 28, 1996 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 23, 1996 to be filed with the Securities and Exchange Commission within 120 days after January 28, 1996 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 23, 1996 to be filed with the Securities and Exchange Commission within 120 days after January 28, 1996 and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The financial statements referred to below are attached as pages F-1 to F-18 and the financial statement schedules referred to below are attached as pages S-1 to S-5, and all are incorporated herein by this reference.



                                                                                                   Page
    (a)(1)        Index to Financial Statements:                                                  Number
                                                                                                  ------
                  Report of Independent Public Accountants....................................      F-1

                  Consolidated Balance Sheets as of January 29, 1995 and January 28, 1996.....      F-2

                  Consolidated Statements of Operations - For the Fiscal years ended
                  January 30, 1994, January 29, 1995 and January 28, 1996.....................      F-4

                  Consolidated Statements of Stockholders' Equity - For the Fiscal years
                  ended January 30, 1994, January 29, 1995 and January 28, 1996...............      F-5

                  Consolidated Statements of Cash Flows - For the Fiscal years ended
                  January 30, 1994, January 29, 1995 and January 28, 1996.....................      F-6

                  Notes to Consolidated Financial Statements..................................      F-7

    (a)(2)        Index to Financial Statement Schedules:

                  Report of Independent Public Accountants....................................      S-1

                  Schedule I - Condensed Financial Information of Orchard Supply
                  Hardware Corporation........................................................      S-2

                  Schedule II - Valuation and Qualifying Accounts.............................      S-5

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

*(C) Form of Stock Subscription Agreement by and between Orchard Holding Corporation and certain members of management who purchased shares of common stock of Orchard Holdin Corporation for cash and promissory notes, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively.

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

*(J) First Amendment to Employment Agreement dated January 1, 1989 between Orchard Suppl Hardware Corporation and Maynard Jenkins.

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

**(N) Orchard Supply Hardware Stores Corporation 1993 Stock Option Plan dated November 19, 1993

**(O) Form of Incentive Stock Option Agreement by and between Orchard Supply Hardware Stores Corporation and certain officers and key employees.

****(P) Second Amendment to Employment Agreement dated January 1, 1989 between
        Orchard Supply Hardware Corporation and Maynard Jenkins.

+(Q) Third Amendment to Employment Agreement dated as of April 15, 1996 between Orchard Supply Hardware Corporation and Maynard Jenkins.

- ---------------
    * Filed as an exhibit to Registration Statement on Form S-4 (Registration No. 33-55190) on November 30, 1992.
   ** Filed with Registration Statement on Form S-1 (Registration No. 33-51437)
      on December 14, 1993.
  *** Filed with Amendment No. 1 to Registration Statement on Form S-1
      (Registration No. 33-51437) on December 29, 1993.
 **** Filed with Annual Report on Form 10-K (File No. 0-21182) on April 12,
      1995.
    + Filed herewith.

     (b)  Reports on Form 8-K

     Current Report on Form 8-K dated February 23, 1996 containing the financial statements referenced in subsection (a) of this Item 14.

     (c)  Exhibits

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Date:  April 10, 1996

                                     Orchard Supply Hardware Stores Corporation



                                     By:  /s/ Stephen M. Hilberg
                                          ----------------------
                                          Stephen M. Hilberg
                                          Vice President-Finance and
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                             Title                         Date
        ---------            -----------------------------------------      ----
   /s/ Maynard Jenkins       President, Chief Executive Officer and         April 10, 1996
 -----------------------     Director (Principal Executive Officer)
     Maynard Jenkins

  /s/ Stephen M. Hilberg     Vice President-Finance, Chief Financial        April 10, 1996
 -----------------------     Officer and Director (Principal Financial
    Stephen M. Hilberg       Officer)

     /s/ Michael Seda        Controller (Principal Accounting Officer)      April 10, 1996
- ------------------------
      Michael Seda

    /s/ Matt L. Figel        Director                                       April 10, 1996
- ------------------------
      Matt L. Figel

    /s/ Morton Godlas        Director                                       April 10, 1996
- ------------------------
     Morton Godlas

   /s/ William A. Hall       Director                                       April 10, 1996
- ------------------------
     William A. Hall

/s/ J. Frederick Simmons     Director                                       April 10, 1996
- ------------------------
  J. Frederick Simmons

  /s/ Ronald P. Spogli       Director                                       April 10, 1996
- ------------------------
    Ronald P. Spogli

 /s/ William M. Wardlaw      Director                                       April 10, 1996
- ------------------------
   William M. Wardlaw

                                                           EXHIBIT INDEX

Exhibit No.      Description
- -----------      -----------
       #3.1      Certificate of Incorporation of the Orchard Supply Hardware Stores Corporation (formerly
                 Orchard Holding Corporation) as amended through December 13, 1993.
       *3.2      Bylaws of the Orchard Supply Hardware Stores Corporation (formerly Orchard Holding
                 Corporation), as amended to date.
       *4.1      Stockholder Agreement dated as of July 26, 1989 pursuant to the Purchase Agreement (included as Exhibit 4.2 hereto), by and among FS Equity Partners II, L.P. and the purchasers who are signatories thereto.
       *4.2      Common Stock Registration Rights Agreement dated as of July 26, 1989 among Orchard
                 Holding Corporation and the purchasers who are signatories thereto.
       *4.3      Form of Warrant to Purchase Shares of Common Stock of Orchard Holding Corporation issued pursuant to the Note Purchase Agreement dated as of October 15, 1992 among Orchard Supply
                 Hardware Corporation, Orchard Holding Corporation and the purchasers named therein.
      **4.4      Stockholder Agreement dated May 30, 1989 by and among FS Equity Partners II, L.P. and the investors named therein.
     ***4.5      Form of Amendment to the Warrant to Purchase Shares of Common Stock of Orchard Supply
                 Hardware Corporation (formerly Orchard Holding Corporation).
    ####4.6      Indenture dated as of January 15, 1994 among Orchard Supply Hardware Corporation, Orchard
                 Supply Hardware Stores Corporation, as Guarantor, and U.S. Trust Company of California, N.A.,
                 as Trustee, with respect to the 9% Senior Notes due 2002, with form of note attached thereto as Exhibit A.
     ###4.7      Certificate of Designation of Rights and Preferences of the 6% Cumulative Convertible
                 Preferred Stock of Orchard Supply Hardware Stores Corporation.
     **10.1      Stock Purchase Agreement dated as of May 30, 1989 by and among Orchard Holding
                 Corporation and the investors who are signatories thereto.
      *10.2      Purchase Agreement dated as of July 26, 1989 by and among Orchard Holding Corporation,
                 Orchard Supply Hardware Corporation and the purchasers who are signatories thereto.
      *10.3      Letter Agreement between Orchard Supply Hardware Corporation and Metropolitan Life
                 Insurance Company dated as of November 8, 1989.
    ***10.4      Loan Agreement dated as of March 19, 1990 between Orchard Supply Hardware Corporation and
                 Metropolitan Life Insurance Company.
    ***10.5      First Amendment to Loan Agreement dated as of September 12, 1990 between Orchard Supply
                 Hardware Corporation and Metropolitan Life Insurance Company.
   ####10.6      Second Amendment to Loan Agreement dated as of December 1, 1993 between Orchard Supply
                 Hardware Corporation and Metropolitan Life Insurance Company.
   ####10.7      Third Amendment to Loan Agreement dated as of January 27, 1994 between Orchard Supply
                 Hardware Corporation and Metropolitan Life Insurance Company.
   ####10.8      Fourth Amendment to Loan Agreement dated as of January 29, 1994 between Orchard Supply
                 Hardware Corporation and Metropolitan Life Insurance Company.
      *10.9      Note Agreement dated as of May 15, 1992 among Orchard Supply Hardware Corporation,
                 Orchard Holding Corporation and the purchasers named therein, with respect to the 10.64%
                 Senior Secured Notes due 2002, with form of Note and Deed of Trust, Assignment of Rents and
                 Security Agreement attached as exhibits thereto.
   ***10.10      First Amendment to Note Agreement dated as of February 8, 1993 among Orchard Supply
                 Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard Holding
                 Corporation) and Teachers Insurance and Annuity Association of America, with respect to the
                 10.64% Senior Secured Notes due 2002.
  ####10.11      Second Amendment to Note Agreement dated as of November 24, 1993 by and among Orchard
                 Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard
                 Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.
  ####10.12      Third Amendment to Note Agreement dated as of November 30, 1993 by and among Orchard
                 Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard
                 Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.


Exhibit No.      Description
- -----------      -----------
  ####10.13      Fourth Amendment to Note Agreement dated as of January 19, 1994 by and among Orchard
                 Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard
                 Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.
  ####10.14      Fifth Amendment to Note Agreement dated as of January 29, 1994 by and among Orchard
                 Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard
                 Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.
   +++10.15      Sixth Amendment to Note Agreement dated as of April 27, 1994 by and among Orchard Supply
                 Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard Holding
                 Corporation) and Teachers Insurance and Annuity Association of America, with respect to the
                 10.64% Senior Secured Notes due 2002.
   +++10.16      Seventh Amendment to Note Agreement dated as of May 31, 1994 by and among Orchard
                 Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard
                 Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.
   +++10.17      Eighth Amendment to Note Agreement dated as of August 7, 1995 by and among Orchard
                 Supply Hardware Corporation, Orchard Supply Hardware Stores Corporation (formerly Orchard
                 Holding Corporation) and Teachers Insurance and Annuity Association of America, with respect to the 10.64% Senior Secured Notes due 2002.
     *10.15      Note Purchase Agreement dated as of October 15, 1992 among Orchard Supply Hardware
                 Corporation, Orchard Holding Corporation and the purchasers named therein, including certain schedules and exhibits.
     *10.16      Financing Agreement dated as of October 29, 1992 between Orchard Supply Hardware
                 Corporation and The CIT Group/Business Credit, Inc.
   ***10.17      Amendment to Financing Agreement dated as of February 23, 1993 between Orchard Supply
                 Hardware Corporation and The CIT Group/Business Credit, Inc.
  ####10.18      Amendment to Financing Agreement dated as of July 30, 1993 by and between Orchard Supply
                 Hardware Corporation and The CIT Group/Business Credit, Inc.
  ####10.19      Amendment to Financing Agreement dated as of November 12, 1993 by and between Orchard
                 Supply Hardware Corporation and The CIT Group/Business Credit, Inc.
  ####10.20      Amendment to Financing Agreement dated as of November 24, 1993 by and between Orchard
                 Supply Hardware Corporation and The CIT Group/Business Credit, Inc.
  ####10.21      Amendment to Financing Agreement dated as of January 14, 1994 by and between Orchard
                 Supply Hardware Corporation and The CIT Group/Business Credit, Inc.
  ####10.22      Amendment to Financing Agreement dated as of January 29, 1994 by and between Orchard
                 Supply Hardware Corporation and The CIT Group/Business Credit, Inc.
     *10.23      Orchard Holding Corporation Amended 1989 Employee Stock Subscription Plan dated May 23,
                 1989, as amended on August 7, 1989.
     *10.24      Form of Stock Subscription Agreement by and between Orchard Holding Corporation and certain members of management who purchased shares of common stock of Orchard Holding
                 Corporation for cash, with form of pledge agreement attached thereto as Exhibit A.
     *10.25      Form of Stock Subscription Agreement by and between Orchard Holding Corporation and certain members of management who purchased shares of common stock of Orchard Holding
                 Corporation for cash and promissory notes, with form of note and pledge agreement attached thereto as Exhibits A and B, respectively.
     *10.26      Orchard Holding Corporation Amended 1989 Nonqualified Stock Option Plan dated May 24,
                 1989, as amended on August 7, 1989.
     *10.27      Form of Nonqualified Stock Option Agreement by and between Orchard Holding Corporation and certain members of management.
     *10.28      Orchard Holding Corporation 1989 Nonqualified Performance Stock Option Plan dated May 24,
                 1989.
     *10.29      Form of Nonqualified Performance Stock Option Agreement by and between Orchard Holding
                 Corporation and certain members of management.
     *10.30      Supplemental Letter Agreement dated April 11, 1989 between FS Equity Partners II, L.P. and
                 Bankers Trust Company.


Exhibit No.      Description
- -----------      -----------
     *10.31      Employment Agreement between Maynard Jenkins and Wickes Companies, Inc. dated January 1,
                 1989 (assumed by Orchard Supply Hardware Corporation).
     *10.32      Orchard Holding Corporation Second Amended and Restated 1989 Employee Stock Subscription
                 Plan dated May 23, 1989, as amended and restated on June 11, 1991.
     *10.33      Form of Indemnity Agreement by and among Orchard Holding Corporation, Orchard Supply
                 Hardware Corporation and each director.
     *10.34      First Amendment to Employment Agreement dated January 1, 1989 between Orchard Supply
                 Hardware Corporation and Maynard Jenkins.
     *10.35      Form of Nonqualified Stock Option Agreement between Orchard Holding Corporation and
                 Maynard Jenkins.
  ****10.36      Form of Waiver regarding the Note Agreement dated as of May 15, 1992 among Orchard Supply
                 Hardware Corporation, Orchard Holding Corporation and the purchasers named therein, with respect to the 10.64% Senior Secured Notes due 2002.
  ****10.37      Form of Waiver regarding the Financing Agreement dated as of October 29, 1992 between
                 Orchard Supply Hardware Corporation and The CIT Group/Business Credit, Inc.
  ****10.38      Form of Waiver regarding the Loan Agreement dated as of March 19, 1990 between Orchard
                 Supply Hardware Corporation and Metropolitan Life Insurance Company.
    ##10.39      Orchard Supply Hardware Stores Corporation 1993 Non-Employee Directors Stock Option Plan
                 dated July 26, 1993.
     #10.40      Form of Nonqualified Stock Option Agreement by and between Orchard Supply Hardware Stores
                 Corporation and certain non-employee directors (other than directors affiliated with Freeman
                 Spogli & Co.).
  ####10.41      Orchard Supply Hardware Stores Corporation 1993 Stock Option Plan dated November 19, 1993 as amended on March 29, 1994.
     #10.42      Form of Incentive Stock Option Agreement by and between Orchard Supply Hardware Stores
                 Corporation and certain officers and key employees.
  ####10.43      Registration Rights Agreement dated as of December 29, 1993 by and between Orchard Supply
                 Hardware Stores Corporation and FS Equity Partners III, L.P.
   ###10.44      Securities Purchase Agreement entered into as of December 29, 1993 by and between Orchard
                 Supply Hardware Stores Corporation and FS Equity Partners III, L.P.
     +10.45      Second Amendment to Employment Agreement dated as of April 15,
                 1996 between Orchard Supply Hardware Corporation and Maynard
                 Jenkins.
   +++10.49      Third Amendment to Employment Agreement dated as of April 15, 1996 between Orchard Supply
                 Hardware Corporation and Maynard Jenkins.
    ++10.50      Financing Agreement dated as of August 8, 1995 by and between Orchard Supply Hardware
                 Corporation and Bank of America National Trust and Savings Association.
    ++10.51      Guaranty dated as of August 8, 1995 made by Orchard Supply Hardware Stores Corporation, as
                 Guarantor, in favor of Bank of America National Trust and Savings Association as Agent.
    ***18.1      Preferability Letter dated March 5, 1993 from Arthur Andersen LLP regarding change in accounting principle.
    +++23.1      Consent of Arthur Andersen LLP for Orchard Supply Hardware Stores Corporation.
    +++27        Financial Data Schedule for the fiscal year ended January 28, 1996.

- ---------------
    * Filed as an exhibit to Registration Statement on Form S-4 (Registration No. 33-55190) on November 30,1992.
   ** Filed with Registration Statement of Form S-1 (Registration No. 33-57752)
      on February 2, 1993.
  *** Filed with Amendment No. 1 to Registration Statement on Form S-1
      (Registration No. 33-57752) on March 9, 1993.
 **** Filed with Amendment No. 2 to Registration Statement of Form S-1
      (Registration No. 33-57752) on March 23, 1993.
    # Filed with Registration Statement on Form S-1 (Registration No. 33-51437)
      on December 14, 1993.
   ## Filed with Amendment No. 1 to Registration Statement on Form S-1
      (Registration No. 33-51437) on December 29, 1993.
  ### Filed with Amendment No. 2 to Registration Statement on Form S-1
      (Registration No. 33-51437) on January 18, 1994.
 #### Filed with Annual Report on Form 10-K (File No. 0-21182) on April 13,
      1994.
    + Filed with Annual Report on Form 10-K (File No. 0-21182) on April 12,
      1995.
   ++ Filed with Quarterly Report on Form 10-Q (File No. 0-21182) on September
      12, 1995.
  +++ Filed herewith.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page
                                                                                         ----
Report of Independent Public Accountants...............................................  F-2
Consolidated Balance Sheets as of January 29, 1995 and January 28, 1996................  F-3
Consolidated Statements of Income for the years ended January 30, 1994,
   January 29, 1995 and January 28, 1996...............................................  F-5
Consolidated Statements of Stockholders' Equity for the years ended January 30, 1994,
   January 29, 1995 and January 28, 1996...............................................  F-6
Consolidated Statements of Cash Flows for the years ended January 30, 1994,
   January 29, 1995 and January 28, 1996...............................................  F-7
Notes to Consolidated Financial Statements.............................................  F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Orchard Supply Hardware Stores Corporation:

     We have audited the accompanying consolidated balance sheets of Orchard Supply Hardware Stores Corporation (a Delaware corporation) and subsidiary as of January 28, 1996 and January 29, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchard Supply Hardware Stores Corporation and subsidiary as of January 28, 1996 and January 29, 1995 and the results of its operations and its cash flows for each of the three years in the period ended January 28, 1996 in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP


San Jose, California
February 23, 1996

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)





                                                                                                            January 29,  January 28,
                                                                                                               1995         1996
                                                                                                            -----------  -----------
                                                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................................................................................     $  9,240     $  7,930

 Investments..............................................................................................        3,000           --

 Accounts receivable, less allowance of $1,201 and $1,543 at January 29, 1995
   and January 28, 1996, respectively.....................................................................       14,417       16,597

 Inventory................................................................................................      103,438      116,761

 Prepaid expenses and other...............................................................................        8,221        8,391

 Assets held for disposal.................................................................................        6,145        6,513
                                                                                                               --------     --------

   Total current assets...................................................................................      144,461      156,192


PROPERTY AND EQUIPMENT, net...............................................................................      129,840      132,645


LEASEHOLD RIGHTS, net of accumulated amortization of $3,775 and $4,885
 at January 29, 1995 and January 28, 1996, respectively...................................................        9,751        8,636


DEFERRED FINANCING COSTS, net of accumulated amortization of $1,249 and
 $1,873 at January 29, 1995 and January 28, 1996, respectively............................................        3,236        2,848


GOODWILL, net of accumulated amortization of $886 and $1,042 at January 29, 1995
 and January 28, 1996, respectively.......................................................................        5,371        5,215
                                                                                                               --------     --------

   Total assets...........................................................................................     $292,659     $305,536
                                                                                                               ========     ========


 The accompanying notes are an integral part of these consolidated statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                          January 29,   January 28,
                                                                             1995           1996
                                                                          -----------   -----------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Outstanding checks, not cleared by the bank...........................      $  7,168      $     --
 Accounts payable......................................................        36,476        42,032
 Accrued payroll and related items.....................................         8,715        11,612
 Accrued advertising...................................................         3,448         3,622
 Accrued sales taxes...................................................         7,158         8,325
 Accrued interest payable..............................................         4,478         4,535
 Other accrued expenses................................................         3,476         7,203
 Notes payable.........................................................           773           684
 Current portion of capital leases and long-term debt..................         1,720         2,024
                                                                             --------      --------
   Total current liabilities...........................................        73,412        80,037

OTHER LIABILITIES......................................................         1,437            --

CAPITAL LEASES AND LONG-TERM DEBT, net of current portion..............       135,232       132,242
                                                                             --------      --------

   Total liabilities...................................................       210,081       212,279
                                                                             --------      --------

COMMITMENTS AND CONTINGENCIES (see Note 3).............................

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value
  Authorized--2,000,000 shares; issued--800,000 shares;
  outstanding--800,000 shares; liquidation preference of $20,000.......             8             8

 Common Stock, $.01 par value
  Authorized--16,000,000 shares; issued--7,018,885 shares;
  outstanding--6,983,400 and 7,015,165 shares at January 29, 1995 and
  January 28, 1996, respectively.......................................            70            70

Additional paid-in capital.............................................        90,700        90,612
Less--Notes receivable from sale of common stock.......................          (151)          (93)
Retained earnings (accumulated deficit)................................        (8,049)        2,660
                                                                             --------      --------

 Total stockholders' equity............................................        82,578        93,257
                                                                             --------      --------

 Total liabilities and stockholders' equity............................      $292,659      $305,536
                                                                             ========      ========

 The accompanying notes are an integral part of these consolidated statements.

            ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)

                                                               Year Ended
                                                  --------------------------------------
                                                  January 30,   January 29,  January 28,
                                                     1994          1995         1996
                                                  -----------   -----------  -----------
SALES...........................................     $365,077      $441,646     $532,439
COST OF GOODS SOLD..............................      234,326       281,379      339,764
                                                     --------      --------     --------
 Gross margin...................................      130,751       160,267      192,675
SELLING AND OTHER EXPENSES......................       91,302       120,323      140,997
GENERAL AND ADMINISTRATIVE EXPENSES.............       15,500        17,535       20,043
PRE-OPENING EXPENSES............................        2,221         7,525        2,400
                                                     --------      --------     --------
 Operating income...............................       21,728        14,884       29,235
INTEREST EXPENSE, net...........................       11,563        12,587       13,337
                                                     --------      --------     --------
 Income before provision for income taxes and
   extraordinary items..........................       10,165         2,297       15,898
PROVISION FOR INCOME TAXES......................           --            --        4,289
                                                     --------      --------     --------
 Income before extraordinary items..............       10,165         2,297       11,609
EXTRAORDINARY ITEMS:
 Loss on extinguishment of debt.................       (9,318)           --           --
                                                     --------      --------     --------
 Net income.....................................          847         2,297       11,609
PREFERRED STOCK DIVIDENDS EARNED................          814         1,115        1,200
                                                     --------      --------     --------
 Net income available to common stock...........     $     33      $  1,182     $ 10,409
                                                     ========      ========     ========
INCOME PER COMMON AND EQUIVALENT SHARE:
 Income before extraordinary items..............     $   1.57      $   0.17     $   1.48
 Extraordinary items............................        (1.57)           --           --
                                                     --------      --------     --------
 Net income per common and equivalent share.....     $   0.01      $   0.17     $   1.48
                                                     ========      ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  EQUIVALENT SHARES.............................        5,951         6,984        7,039
                                                     ========      ========     ========
FULLY DILUTED INCOME PER COMMON AND EQUIVALENT
  SHARE:
   Income before extraordinary items............     $   1.57      $   0.17     $   1.38
   Extraordinary Items..........................        (1.57)           --           --
                                                     --------      --------     --------
 Net income per common and equivalent share.....     $   0.01      $   0.17     $   1.38
                                                     ========      ========     ========
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON AND EQUIVALENT SHARES..................        5,951         6,984        8,401
                                                     ========      ========     ========

 The accompanying notes are an integral part of these consolidated statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                             Notes         Retained
                                       Preferred Stock        Common Stock                 Receivable      Earnings
                                     -------------------    -----------------   Paid-In   for Capital    (Accumulated    Total
                                       Shares     Amount     Shares    Amount   Capital      Stock         Deficit)      Equity
                                     -----------  ------   ---------   ------   -------   -----------    ------------   --------
BALANCE, JANUARY 31, 1993...........   1,602,486     $ 16   1,207,598      $12   $26,392         $(379)       $(11,193)   $14,848
 Payment of notes receivable from
  sale of common stock..............          --       --          --       --        --           208              --        208
 Repurchase of common stock.........          --       --        (200)      --        (3)           --              --         (3)
 Repurchase of Series A
  redeemable preferred stock........        (333)      --          --       --        (3)           --              --         (3)
 Issuance of common stock, net of
  transaction costs.................          --       --   3,800,000       38    48,333            --              --     48,371
 Issuance of common stock
  resulting from exercise of
   options..........................          --       --       7,225       --        60            --              --         60
 Reclassification of Series A
  preferred stock...................  (1,602,153)     (16)  1,915,630       19        (3)           --              --         --
 Payment of cash dividend on
  Series A preferred stock..........          --       --          --       --    (2,500)           --              --     (2,500)
 Payment of fractional shares.......          --       --          --       --        (1)           --              --         (1)
 Net income.........................          --       --          --       --        --            --             847        847
                                      ----------   ------   ---------   ------   -------   -----------    ------------   --------
BALANCE, JANUARY 30, 1994...........          --       --   6,930,253       69    72,275          (171)        (10,346)    61,827
 Payment of notes receivable from
  sale of common stock..............          --       --          --       --        --            20              --         20
 Issuance of convertible preferred
  stock, net of transaction costs...     800,000        8          --       --    19,099                            --     19,107
 Issuance of common stock
  resulting from exercise of
   options and warrants.............          --       --      53,147        1       441            --              --        442
 Dividend on convertible preferred
  stock.............................          --       --          --       --    (1,115)           --              --     (1,115)
 Net income.........................          --       --          --       --        --            --           2,297      2,297
                                      ----------   ------   ---------   ------   -------   -----------    ------------   --------
BALANCE, JANUARY 29, 1995...........     800,000        8   6,983,400       70    90,700          (151)         (8,049)    82,578
 Payment of notes receivable from
  sale of common stock..............          --       --          --       --        --            58              --         58
 Issuance of common stock
  resulting from exercise of
   options and warrants.............          --       --      31,765       --       212            --              --        212
 Dividend on convertible preferred
  stock.............................          --       --          --       --      (300)           --            (900)    (1,200)
 Net income.........................          --       --          --       --        --            --          11,609     11,609
                                      ----------   ------   ---------   ------   -------   -----------    ------------   --------
BALANCE, JANUARY 28, 1996...........     800,000     $  8   7,015,165      $70   $90,612         $ (93)       $  2,660    $93,257
                                      ==========   ======   =========   ======   =======   ===========    ============   ========

 The accompanying notes are an integral part of these consolidated statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Year Ended
                                                                       ---------------------------------------
                                                                       January 30,   January 29,   January 28,
                                                                           1994         1995           1996
                                                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................     $    847      $  2,297      $ 11,609
  Non-cash adjustments to net income -
    Depreciation and amortization....................................        6,845         8,682        10,715
    Prepayment premium on senior and subordinated senior debentures..        6,335            --            --
    Write-off of deferred financing costs............................        2,745            --            --
    Accretion of debt discounts......................................          313            --            --
    Loss on asset disposals..........................................           65            55            15
  Changes in assets and liabilities -
    Increase in accounts receivable..................................         (477)       (1,172)       (2,180)
    Increase in inventories..........................................       (8,636)      (20,944)      (13,323)
    Increase in prepaid expenses and other...........................       (2,430)       (2,631)         (355)
    Increase in accounts payable and other current liabilities.......        7,517        15,977         5,465
                                                                          --------      --------      --------
      Net cash provided by operating activities......................       13,124         2,264        11,946
                                                                          --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment................................      (29,491)      (30,577)      (12,500)
  (Purchase) Redemption of investments...............................           --        (3,000)        3,000
  Purchase of leasehold rights.......................................       (6,511)           --            --
                                                                          --------      --------      --------
      Net cash used in investing activities..........................      (36,002)      (33,577)       (9,500)
                                                                          --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from public stock offering............................       48,370            --            --
  Net Proceeds from issuance of preferred stock......................           --        19,107            --
  Proceeds from issuance of long-term debt...........................      103,079         1,752            --
  Principal payments on capital leases and long-term debt............      (50,757)      (52,335)       (2,686)
  Deferred financing costs paid......................................       (2,736)         (433)          (51)
  Preferred stock dividends..........................................       (2,500)       (1,115)       (1,200)
  Repayment of notes payable, net....................................       (1,727)       (2,473)          (89)
  Repurchase of capital stock........................................           (6)           --            --
  Proceeds from issuance of capital stock............................           60           442           212
  Payment of notes receivable from sale of capital stock.............          208            20            58
                                                                          --------      --------      --------
    Net cash provided by (used in) financing activities..............       93,991       (35,035)       (3,756)
                                                                          --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................................       71,113       (66,348)       (1,310)
CASH AND CASH EQUIVALENTS, beginning of period.......................        4,475        75,588         9,240
                                                                          --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period.............................     $ 75,588      $  9,240      $  7,930
                                                                          ========      ========      ========

 The accompanying notes are an integral part of these consolidated statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 28, 1996

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Consolidation and Nature of Operations

     The consolidated financial statements include the accounts of Orchard Supply Hardware Stores Corporation ("Company") and its wholly-owned subsidiary, Orchard Supply Hardware Corporation ("Orchard Supply") which operates 60 hardware super stores located in California. As of January 28, 1996, 50 of the stores were located in Northern and Central California, Orchard Supply's historical market, and 10 stores were located in Southern California, a geographical market entered during the year ended January 30, 1994. The majority of the Company's merchandise is handled through a single warehouse and distribution facility in Northern California.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

     Cash and Cash Equivalents

     All highly liquid instruments with an original maturity of three months or less are included in cash and cash equivalents. "Outstanding checks, not cleared by bank" which are included in current liabilities, consists of checks outstanding against zero balance accounts.

     Investments

     Effective January 31, 1994 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting of investments in equity securities that have readily determinable fair values and all debt securities and requires that all such investments be classified as held-to-maturity securities, trading securities or available-for-sale securities. The Company's securities, classified as available for sale, are carried at fair market value. The impact of SFAS No. 115 was not material to the Company.

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

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

        Buildings..........................  25-40 years
        Leasehold improvements.............  14-25 years or life of lease
        Land improvements..................  15 years or life of lease
        Machinery and equipment............  3-10 years

     During the years ended January 30, 1994, January 29, 1995 and January 28, 1996, the Company capitalized interest costs of $448,000, $870,000 and $57,000 related to the construction of new stores.

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

     Earnings Per Share

     Net income per common and equivalent share is computed by dividing net income available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and equivalent shares include common stock issuable upon exercise of stock options and warrants less shares assumed repurchased with the proceeds from notes receivable from sale of common stock (using the treasury stock method, unless antidilutive). Options outstanding pursuant to the Performance Stock Option Plan (now terminated) and the options granted to the President of the Company are excluded from the calculation due to their contingent nature.

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

     Net Income per common and equivalent share on a fully diluted basis reflects the assumed conversion of preferred stock to common stock, if dilutive.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2.   PROPERTY AND EQUIPMENT:

     Property and equipment are summarized below (in thousands):

                                                January 29,   January 28,
                                                    1995          1996
                                                -----------   -----------
   Property and Equipment
     Land.....................................     $ 26,980      $ 26,980
     Land improvements........................        1,652         2,074
     Buildings................................       37,394        37,782
     Machinery and equipment..................       37,703        43,540
     Leasehold improvements...................       49,249        53,910
     Construction in progress.................        4,382         3,807
   Assets under capital leases................        1,849         1,834
                                                   --------      --------
                                                    159,209       169,927
   Accumulated depreciation and amortization..      (29,369)      (37,282)
                                                   --------      --------
     Net property and equipment...............     $129,840      $132,645
                                                   ========      ========

  Accumulated amortization on assets under capital lease was approximately $1.0 million and $1.1 million for the years ended January 29, 1995 and January 28, 1996, respectively.

3.   OPERATING LEASE COMMITMENTS:

     Orchard Supply has entered into certain long-term operating leases primarily for buildings and equipment. Future annual minimum lease commitments under noncancelable operating leases as of January 28, 1996 are as follows (in thousands):


                                           Future Minimum
        Year Ending January,                   Rentals
        ---------------------------------  --------------

        1997.............................     $ 21,199
        1998.............................       20,007
        1999.............................       19,480
        2000.............................       17,573
        2001.............................       15,707
        Thereafter.......................      217,524
                                              --------
          Total minimum lease payments...     $311,490
                                              ========

     Store leases contain certain provisions for contingent rents based upon defined percentages of the dollar value of sales at individual stores. Total net rent expense is as follows (in thousands):


                                     Total     Contingent
Year Ended                          Rentals     Rentals
- ------------------                  -------    ----------
January 28, 1996..................  $20,656       $689
January 29, 1995..................   17,067        573
January 30, 1994..................   12,532        486


          ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

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

                                            401(k)           Profit
     Year Ended                         Contributions        Sharing
     ----------                         -------------        -------
     January 28, 1996................        $762             $1,219
     January 29, 1995................         624                671
     January 30, 1994................         468                990

5.   LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

     Long-term debt consists of the following (in thousands):

                                            January 29,          January
                                               1995              28, 1996
                                            -----------          --------
     9 3/8% senior notes................     $100,000            $100,000
     Store and warehouse mortgages......       35,412              32,829
     Obligations under capital leases...        1,540               1,437
                                             --------            --------
     Total debt.........................      136,952             134,266
     Less--Current maturities...........        1,720               2,024
                                             --------            --------
                                             $135,232            $132,242
                                             ========            ========

     The Company and Orchard Supply have complied with the restrictive loan covenants contained in the above obligations which provide, among other things, that (1) minimum working capital and net worth levels be maintained, (2) minimum fixed charge ratios be met, (3) capital expenditures be restricted and (4) additional long-term debt be limited.

     9 3/8% Senior Notes

     On January 20, 1994, the Company, as guarantor, and Orchard Supply, as issuer, issued $100 million of unsecured 9 3/8% senior notes. The notes mature on February 15, 2002 and may be redeemed at Orchard Supply's option at various redemption dates as specified in the indenture. The terms of the notes limit the ability of Orchard Supply and the Company to pay dividends, incur indebtedness, issue stock, transfer funds to affiliates and dispose of assets.

     Store and Warehouse Mortgages

     The store mortgage notes bear interest at a rate equal to the average yield imputed from one-year United States Treasury securities, determined annually, plus 2.75% (10.1% and 9.1% at January 29, 1995 and January 28, 1996,
respectively). Principal payments began in May 1993 and a final balloon payment is due in 2002. Payments are based on a twenty-year amortization schedule.

     In May 1992, a life insurance company loaned Orchard Supply approximately $13.7 million through a first mortgage loan on the new warehouse facility located in Tracy, California. The mortgage note bears interest of 10.64% payable monthly on the outstanding loan balance. The first principal payment of $0.9 million was paid on May 31, 1995. Further principal payments are due each anniversary date through 2002, increasing by $0.2 million each year.

          ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

     The net book value of the assets mortgaged pursuant to the above mortgage loans approximated $50.4 million at January 28, 1996.

     Revolving Credit Facility

     As of August 8, 1995, a new revolving credit facility was put into place by Orchard Supply, which is guaranteed by the Company and is secured by inventory and accounts receivable. Borrowings are limited to an amount equal to 75% of eligible accounts receivable, as defined, plus up to 50% of eligible inventory, as defined. The maximum available borrowings under the revolving credit facility are $40.0 million. In addition, there is a $10.0 million sublimit for letters of credit under the revolving credit facility. Letters of credit outstanding as of January 29, 1995 and January 28, 1996 totaled $5.2 million and $8.5 million, respectively.

     The revolving credit facility remains effective through May 31, 1999 and bears interest payable monthly at either the bank reference rate, as defined, or LIBOR plus 1.375% per annum, as elected by the Company.

     The following summarizes activity applicable to the revolving credit facilities (dollar amounts in thousands):

                                                               January 29,   January 28,
                                                                  1995          1996
                                                               -----------   -----------
     Balance outstanding at end of year....................      $  --         $   --
     Weighted average balance outstanding during the year..         120            889
     Maximum amount outstanding during the year............       4,625         11,290
     Weighted average interest rate........................        8.77%          9.79%
     Interest rate at end of period........................        9.50%          8.50%

     Capital Leases

     Orchard Supply leases two stores and certain equipment under capital lease agreements. The leases bear interest at an implicit rate of approximately 10%.

     Financing Costs

     In connection with the early extinguishments of debt during the year ended January 30, 1994, the Company recorded extraordinary charges of $9.3 million. The charges during the year ended January 30, 1994 consist of prepayment premiums of $6.3 million, the write-off of deferred financing charges of $2.7 million and the accelerated accretion of debt discounts of $0.3 million.

          ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

     Principal and Interest Payments

     The following summarizes the required future payments pursuant to the various long-term debt instruments, including capital leases, discussed above (in thousands):

                                                               Future Minimum
                                                Principal     Rental Payments
                                               Payments On      Pursuant to
     Year Ending January,                     Long-Term Debt   Capital Leases
     --------------------                     --------------  ---------------
         1997................................   $  1,910           $  253
         1998................................      2,216              252
         1999................................      2,534              252
         2000................................      2,861              253
         2001................................      3,198              253
         Thereafter..........................    120,110              866
                                                --------           ------
                                                 132,829            2,129
         Less--Amount representing interest..                         692
                                                                   ------
         Present value of future commitments.                       1,437
         Less--Current portion...............      1,910              114
                                                --------           ------
         Long-term portion...................   $130,919           $1,323
                                                ========           ======

     Total cash paid by the Company for interest was as follows (in thousands):

        Year ended
        ----------
     January 28, 1996.........   $13,050
     January 29, 1995.........     9,531
     January 30, 1994.........    10,905

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

          ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

7.   COMMON STOCK:

     On April 6, 1993, the Company completed its initial public offering.
The Company sold 3.8 million shares of common stock at a price of $14 per share.

     Common Stock Warrants

     In connection with the issuance of notes since redeemed, the Company issued warrants to purchase 79,669 shares of common stock at $8.33 per share. All of the warrants have been exercised as of January 28, 1996.

     Stock Options

     Under the 1989 Nonqualified Stock Option Plan, options may be granted to qualified personnel of the Company to purchase shares of common stock at a price no less than the fair market value of such shares at the time the option is granted. Consequently, no compensation expense has been recognized in relation to this plan. Under the provisions of the plan, options shall vest no later than five years from the date of grant.

     In July of 1993, the 1993 Non-Employee Directors Stock Option Plan of the Company was added which resulted in the grant of 10,000 shares to non-employee directors. The provisions of the 1993 plan are the same as the 1989 plan.

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

     At January 28, 1996, options covering 217,113 shares of common stock were outstanding, of which 111,888 shares were vested under the plans. The Board of Directors may accelerate the vesting at its discretion. Options expire ten years after the date of grant. The Company has reserved 394,314 shares of common stock for issuance under the plans.

     Following is a detail of activity for the stock option plans:

                          Options      Options        Price
                         Available   Outstanding    Per Share
                         ---------   -----------   ------------
     January 31, 1993..      7,561        52,439   $       8.33
        Authorized.....    360,000          --             --
        Granted........   (105,000)      105,000    12.83-17.10
        Cancelled......      2,784        (2,784)    8.33-17.10
        Exercised......       --          (7,225)          8.33
                          --------       -------
     January 30, 1994..    265,345       147,430     8.33-17.10
        Cancelled......     13,105       (13,105)    8.33-17.10
        Exercised......       --            (699)          8.33
                          --------       -------
     January 29, 1995..    278,450       133,626     8.33-17.10
        Granted........   (111,200)      111,200           7.75
        Cancelled......      9,951        (9,951)    7.75-17.10
        Exercised......       --         (17,762)    7.75-17.10
                          --------       -------
     January 28, 1996..    177,201       217,113     7.75-17.10
                          ========       =======

          ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

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

     The major components of deferred tax assets and liabilities are as follows (in thousands):

                                       January 30,   January 29,   January 28,
                                           1994          1995          1996
                                       -----------   -----------   -----------
     Deferred tax assets--
      Net operating losses...........    $ 3,814       $ 4,913        $1,476
      AMT payments made..............      1,951         1,951         4,028
      Other..........................      2,383         1,531         3,217
                                         -------       -------        ------
       Total assets..................      8,148         8,395         8,721
      Valuation allowance............     (4,083)       (2,907)         --
                                         -------       -------        ------
       Net assets....................      4,065         5,488         8,721
                                         -------       -------        ------
     Deferred tax liabilities--
      Depreciation...................      2,114         2,732         4,743
      Software costs.................       --             805         1,294
                                         -------       -------        ------
       Total liabilities.............      2,114         3,537         6,037
                                         -------       -------        ------
       Total net deferred tax asset..    $ 1,951       $ 1,951        $2,684
                                         =======       =======        ======

     The significant components of income tax expense follow (in thousands):

                                                        January 30,   January 29,    January 28,
                                                            1994          1995           1996
                                                        -----------   -----------   -----------
     Current tax expense--
      Federal.........................................      $ 275       $   191        $ 5,946
      State...........................................          2             2          1,983
     Deferred tax expenses--
      Federal.........................................        240           610           (796)
      State...........................................         68           373             63
     Adjustments to beginning valuation allowance.....       (595)       (1,176)        (2,907)
                                                            -----       -------        -------
                                                            $ --        $  --          $ 4,289
                                                            =====       =======        =======

          ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

     The following is a reconciliation of the effective tax rate to the statutory federal rate:

                                                       January 30,   January 29,   January 28,
                                                           1994          1995          1996
                                                       -----------   -----------   -----------
Statutory federal income tax rate................         34.0%          34.0%         34.0%
State income taxes net of federal benefit........          6.1            6.1           6.1
Adjustments to valuation allowance...............        (70.3)         (51.2)        (18.2)
Goodwill amortization and other permanent
  differences....................................         30.2           11.1           5.1
                                                         -----          -----         -----
                                                             0%             0%         27.0%
                                                         =====          =====         =====

     As of January 28, 1996, for tax purposes, the Company has net operating loss carryforwards of approximately $4.0 million and $1.1 million available to offset federal and California taxable income, respectively. These net operating loss carryforwards expire at various dates through the fiscal year ending January 2010 and state loss carryforwards expire at various dates through the fiscal year ending January 2000. As a result of the initial public offering and other ownership changes, the Internal Revenue Code, as amended, may limit the Company's ability to utilize its federal income tax net operating loss carryforwards. Any annual limitation amount determined by this computation that is not used in the current year increases the succeeding year's annual limitation amount. The Company's ability to utilize net operating loss carryforwards as computed for California income tax purposes may be similarly limited. The limitation on the use of net operating loss carryforwards may have the effect of accelerating a portion of the Company's income tax liability to an earlier year, and may also result in an overall increase in income taxes payable by the Company. Whether the Company's liability for taxes will be accelerated or increased will depend on numerous factors, including whether and the extent to which future annual taxable income of the Company exceeds the annual limitation, whether the Company is paying tax based on its regular taxable income or its alternative minimum taxable income and whether and the extent to which California permits corporations to deduct net operating loss carryforwards for California income tax purposes.

     The Company has made income tax payments of approximately $1.2 million, $-0- and $2.8 million in the years ended January 30, 1994, January 29, 1995 and January 28, 1996, respectively, primarily toward tax liabilities computed for alternative minimum tax purposes. Such payments are recorded as prepayments which will be applied against future liabilities computed for regular tax purposes.

9.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

     Working Capital Accounts

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

     Long-term Debt

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt is approximately $135.6 million versus the carrying amount of approximately $134.3 million at January 28, 1996.

          ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                  Income (Loss)
                                                                                   Per Common
                                                                                 and Equivalent
                                                                                      Share
                                                                   Net Income      on a Fully
                                           Sales     Gross Margin     (Loss)      Diluted Basis
                                         --------    ------------  ----------    --------------
                                                 (In thousands, except per share data)
     Year ended January 29, 1995
        First quarter.............       $ 96,555      $ 34,606      $  (917)        $(0.16)
        Second quarter............        125,566        44,970        3,305           0.40
        Third quarter.............        111,790        41,043          598           0.04
        Fourth quarter............        107,735        39,648         (689)         (0.14)
                                         --------      --------      -------         ------
        Year......................       $441,646      $160,267      $ 2,297         $ 0.17
                                         ========      ========      =======         ======
     Year ended January 28, 1996
        First quarter.............       $125,352      $ 45,644      $ 2,922         $ 0.35
        Second quarter............        145,465        52,323        5,601           0.67
        Third quarter.............        131,497        47,516        1,820           0.22
        Fourth quarter............        130,125        47,192        1,266           0.14
                                         --------      --------      -------         ------
        Year......................       $532,439      $192,675      $11,609         $ 1.38
                                         ========      ========      =======         ======

          ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY

11.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY:

     All operations of the Company are conducted through its wholly-owned subsidiary, Orchard Supply. The following summarizes the financial position and results of operations for the subsidiary (in thousands):

                                       January 29,    January 28,
                                           1995           1996
                                       -----------    -----------
     Current assets..................    $144,453       $156,193
     Non-current assets..............     148,198        149,344
                                         --------       --------
                                         $292,651       $305,537
                                         ========       ========
     Current liabilities.............    $ 73,412       $ 80,037
     Non-current liabilities.........     136,669        132,242
                                         --------       --------
                                          210,081        212,279
                                         --------       --------
     Redeemable preferred stock......       --             --
     Other equity....................      82,570         93,258
                                         --------       --------
                                           82,570         93,258
                                         --------       --------
                                         $292,651       $305,537
                                         ========       ========

                                                         Year Ended
                                            -------------------------------------
                                            January 30,  January 29,  January 28,
                                                1994         1995         1996
                                            -----------  -----------  -----------
     Sales...............................    $365,077     $441,646     $532,439
     Gross margin........................     130,751      160,267      192,675
     Income before provisions for taxes
       and extraordinary items...........      10,170        2,339       15,938
     Net income..........................         852        2,339       11,649

     The various debt instruments of Orchard Supply restrict the payment of dividends to the parent as Orchard Supply is the primary obligor for all debt outstanding.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Stockholders of Orchard Supply Hardware Stores Corporation:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Orchard Supply Hardware Stores Corporation included in this Form 10-K and have issued our report thereon dated February 23, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      ARTHUR ANDERSEN LLP


San Jose, California
February 23, 1996

                  ORCHARD SUPPLY HARDWARE STORES CORPORATION

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                            CONDENSED BALANCE SHEETS
                                 (In thousands)



                                                               January 29,  January 28,
                                                                   1995         1996
                                                               -----------  -----------
                             ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.................................     $  9,235     $  7,930
 Investments...............................................        3,000         --
 Accounts receivable.......................................       14,414       16,598
 Inventory.................................................      103,438      116,761
 Prepaid expenses and other................................        8,221        8,391
 Assets held for disposal..................................        6,145        6,513
                                                                --------     --------
  Total current assets.....................................      144,453      156,193

PROPERTY AND EQUIPMENT, net................................      129,840      132,645

OTHER ASSETS, net..........................................       18,358       16,699
                                                                --------     --------
  Total assets.............................................     $292,651     $305,537
                                                                ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities..................       70,919       77,329
 Notes payable.............................................          773          684
 Current portion of capital leases and long-term debt......        1,720        2,024
                                                                --------     --------
  Total current liabilities................................       73,412       80,037

OTHER LIABILITIES..........................................        1,437         --

CAPITAL LEASES AND LONG-TERM DEBT, net of current portion..      135,232      132,242
                                                                --------     --------

  Total liabilities........................................      210,081      212,279
                                                                --------     --------

STOCKHOLDERS' EQUITY:
 Additional paid-in capital................................       80,231       82,509
 Retained earnings.........................................        2,339       10,749
                                                                --------     --------

  Total stockholders' equity...............................       82,570       93,258
                                                                --------     --------

  Total liabilities and stockholders' equity...............     $292,651     $305,537
                                                                ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                  ORCHARD SUPPLY HARDWARE STORES CORPORATION

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                         CONDENSED STATEMENTS OF INCOME
                           FOR THE FISCAL YEARS ENDED
                                 (In thousands)

                                                                 Year Ended
                                                  ---------------------------------------
                                                  January 30,   January 29,   January 28,
                                                      1994          1995         1996
                                                  -----------   -----------   -----------
SALES..........................................     $365,077      $441,646     $532,439
COST OF GOODS SOLD.............................      234,326       281,379      339,764
                                                    --------      --------     --------
 Gross margin..................................      130,751       160,267      192,675
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...      108,998       145,332      163,392
                                                    --------      --------     --------
 Operating income..............................       21,753        14,935       29,283
INTEREST EXPENSE, net..........................       11,583        12,596       13,345
                                                    --------      --------     --------
 Income before provision for income taxes and
  extraordinary items..........................       10,170         2,339       15,938
PROVISION FOR INCOME TAXES.....................         --            --          4,289
                                                    --------      --------     --------
 Income before extraordinary items.............       10,170         2,339       11,649
EXTRAORDINARY ITEMS............................       (9,318)         --           --
 Net income....................................     $    852      $  2,339     $ 11,649
                                                    ========      ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                    ORCHARD SUPPLY HARDWARE STORES CORPORATION

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE FISCAL YEARS ENDED
                                 (In thousands)

                                                                                       Year Ended
                                                                        ---------------------------------------
                                                                        January 30,   January 29,   January 28,
                                                                            1994         1995           1996
                                                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................     $    852      $  2,239      $ 11,649
  Non-cash adjustments to net income -
    Depreciation and amortization....................................        6,845         8,682        10,715
    Prepayment premium on senior and subordinated senior debentures..        6,335          --            --
    Write-off of deferred financing costs............................        2,745          --            --
    Accretion of debt discounts......................................          313          --            --
    Loss on asset disposals..........................................           65            55            15
  Changes in assets and liabilities -
    Increase in accounts receivable..................................         (477)       (1,171)       (2,184)
    Increase in inventories..........................................       (8,636)      (20,944)      (13,323)
    (Increase) decrease in prepaid expenses and other................       (2,429)       (2,631)         (355)
    Increase in accounts payable and other current liabilities.......        7,506        15,986         5,465
                                                                          ---------     ---------     ---------

      Net cash provided by operating activities......................       13,119         2,316        11,982
                                                                          ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.........................      (29,491)      (30,577)      (12,500)
  (Purchase) Redemption of investments...............................         --          (3,000)        3,000
  Purchase of leasehold rights.......................................       (6,511)         --            --
                                                                          ---------     ---------     ---------

      Net cash used in investing activities..........................      (36,002)      (33,577)       (9,500)
                                                                          ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...........................      103,079         1,752          --
  Principal payments on capital leases and long-term debt............      (50,757)      (52,335)       (2,686)
  Deferred financing costs paid......................................       (2,736)         (433)          (51)
  Repayment of notes payable, net....................................       (1,727)       (2,473)          (89)
  Contributions from (distributions to) parent company...............       46,132        18,402          (961)
                                                                          ---------     ---------     ---------

    Net cash provided by (used in) financing activities..............       93,991       (35,087)       (3,787)
                                                                          ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................................       71,108       (66,348)       (1,305)
CASH AND CASH EQUIVALENTS, beginning of period.......................        4,475        75,583         9,235
                                                                          ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, end of period.............................     $ 75,583      $  9,235      $  7,930
                                                                          =========     =========     =========

 The accompanying notes are an integral part of these consolidated statements.

                    ORCHARD SUPPLY HARDWARE STORES CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE FISCAL YEAR ENDED
                                 (In thousands)

                                  BALANCE AT    CHARGED TO   CHARGED TO                 BALANCE
                                 BEGINNING OF     COSTS /      OTHER                   AT END OF
         DESCRIPTION                PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS    PERIOD
- ------------------------------   ------------   ----------   ----------   ----------   ---------
JANUARY 30, 1994
Accounts receivable reserves..       $1,267       $1,215        $214       $(1,520)      $1,176
JANUARY 29, 1995
Accounts receivable reserves..       $1,176       $1,172        $210       $(1,357)      $1,201
JANUARY 28, 1996
Accounts receivable reserves..       $1,201       $1,488        $176       $(1,322)      $1,543
