Form 10-Q
period 1996-04-28
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1996-06-12
CIK 896842

                                   FORM 10-Q

                              ------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________ .


                      Commission file number  0-21182
                                            ---------


                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   95-4214109
- ----------------------------------------        -----------------------------
    (State or other jurisdiction of             (I.R.S. Employer Idenfication
     incorporation or organization)                           No.)


6450 Via Del Oro, San Jose, California                       95119
- ----------------------------------------        -----------------------------
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

                               Yes [X]    No [_]

At April 28, 1996 there were 7,535,673 shares of the registrant's Common Stock, $0.01 par value, outstanding.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY



                                     INDEX


PART I.        FINANCIAL INFORMATION                                    PAGE NO.
- -------        ---------------------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets:
                April 28, 1996 and January 28, 1996                         3

               Condensed Consolidated Statements of Income:
                Three Month Periods Ended April 28, 1996
                and April 30, 1995                                          4

               Condensed Consolidated Statements of Cash Flows:
                Three Month Periods Ended April 28, 1996
                and April 30, 1995                                          5

               Notes to Condensed Consolidated Financial
                Statements                                                  6

Item 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7

PART II.       OTHER INFORMATION
- --------       -----------------

Item 6.        Exhibits and Reports on Form 8-K                            11

Signatures                                                                 12

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENT

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                              April 28,      January 28,
                                                                1996            1996
                                                             -----------     -----------
                                                             (Unaudited)
ASSETS
- ------

CURRENT ASSETS:
     Cash and cash equivalents                                  $ 22,001        $  7,930
     Accounts receivable, net                                     20,079          16,597
     Inventories                                                 118,521         116,761
     Prepaid expenses and other                                    9,437           8,391
     Assets held for disposal                                      6,513           6,513
                                                                --------        --------

     Total current assets                                        176,551         156,192

PROPERTY AND EQUIPMENT, net                                      132,664         132,645
OTHER ASSETS, net                                                 16,283          16,699
                                                                --------        --------
     Total assets                                               $325,498        $305,536
                                                                ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
     Accounts payable, accrued and other liabilities            $ 82,343        $ 77,329
     Notes payable                                                 1,069             684
     Current portion of capital leases
          and long term debt                                       2,047           2,024
                                                                --------        --------

     Total current liabilities                                    85,459          80,037

CAPITAL LEASES AND LONG-TERM DEBT,
          net of current portion                                 132,008         132,242
                                                                --------        --------
     Total liabilities                                           217,467         212,279
                                                                --------        --------

STOCKHOLDERS' EQUITY:
     Common stock                                                     75              70
     Preferred stock                                                   8               8
     Additional paid-in-capital                                  102,102          90,612
     Less notes receivable from
          sale of common stock                                       (66)            (93)
     Retained earnings                                             5,912           2,660
                                                                --------        --------

     Total stockholders' equity                                  108,031          93,257
                                                                --------        --------

     Total liabilities and stockholders' equity                 $325,498        $305,536
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




                                                         Three Months Ended
                                                       ----------------------
                                                       April 28,    April 30,
                                                         1996         1995
                                                       ---------    ---------
Sales                                                   $141,111     $125,352
Cost of goods sold                                        89,906       79,708
                                                        --------     --------

     Gross margin                                         51,205       45,644

Selling, general and administrative expenses              41,689       37,458
Pre-opening expenses                                         221          995
                                                        --------     --------

     Operating income                                      9,295        7,191

Interest expense                                           3,267        3,515
                                                        --------     --------

     Income before provision for income taxes              6,028        3,676

Income tax provision                                       2,476          754
                                                        --------     --------

     Net income                                            3,552        2,922

Preferred stock dividends                                    300          300
                                                        --------     --------

     Net income available to common stock               $  3,252     $  2,622
                                                        ========     ========

Income per common share:
     Primary                                            $   0.44     $   0.38
                                                        ========     ========

     Fully diluted                                      $   0.41     $   0.35
                                                        ========     ========

Weighted average number of shares outstanding:
     Primary                                               7,368        6,976
                                                        ========     ========

     Fully diluted                                         8,670        8,273
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

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                                  Three Months Ended
                                                                           --------------------------------
                                                                           April 28, 1996    April 30, 1995
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $ 3,552           $ 2,922

     Non-cash adjustments to net income-
          Depreciation and amortization                                          2,774             2,628
          Loss on asset disposals                                                  189                14
     Changes in assets and liabilities-
          Increase in accounts receivable                                       (3,482)             (643)
          Increase in inventories                                               (1,760)           (2,740)
          Increase in prepaid expenses and other                                (1,046)             (797)
          Increase in other noncurrent assets                                      (17)                -
          Increase in accounts payable, accrued and other liabilities            5,014             3,085
                                                                               -------           -------
               Total adjustments                                                 1,672             1,547
                                                                               -------           -------
               Net cash provided by operating activities                         5,224             4,469
                                                                               -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                        (2,540)           (3,810)
     Redemption of investments                                                       -             3,000
                                                                               -------           -------
     Net cash used in investing activities                                      (2,540)             (810)
                                                                               -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                                11,253                 -
     Common stock issued upon exercise of warrants and options                     242                 -
     Proceeds from issuance of notes payable, net                                  385               318
     Payment of notes receivable from sale of capital stock                         27                 5
     Principal payments on capital leases and long-term debt                      (211)             (193)
     Payment of preferred stock dividend                                          (300)             (300)
     Transaction costs                                                              (9)                -
                                                                               -------           -------
               Net cash provided by (used in) financing activities              11,387              (170)
                                                                               -------           -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       14,071             3,489

CASH AND CASH EQUIVALENTS, beginning of period                                   7,930             9,240
                                                                               -------           -------

CASH AND CASH EQUIVALENTS, end of period                                       $22,001           $12,729
                                                                               =======           =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION
     ---------------------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.
These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended January 28, 1996 included in the Company's Form 10-K.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year.


2.   EARNINGS PER SHARE
     ------------------

Net income per common and equivalent share is computed by dividing net income available to common stock (net income less preferred stock dividend requirements) by the weighted average number of common and equivalent shares. Common and common equivalent shares include common stock issuable upon exercise of stock options and warrants (using the treasury stock method) less shares assumed repurchased with the proceeds from the management notes. Common equivalents included in the weighted average number of shares assume the conversion of options outstanding under the Nonqualified Stock Option Plan, the 1993 Non-Employee Directors Plan, the 1993 Stock Option Plan and the warrants, unless antidilutive. Certain options granted to the President are excluded from the calculation due to their contingent nature.

For purposes of the calculation of earnings per share on a fully-diluted basis, outstanding shares of convertible preferred stock are assumed to be converted if dilutive.


3.   INCOME TAX PROVISION
     --------------------

The effective tax rate for the quarter ended April 28, 1996 reflects the estimated tax rate for the year ending January 26, 1997 based upon projected income and other factors and approximates the combined federal and state of California rates. The rate for the quarter ended April 30, 1995 reflects the reversal of a previously established valuation allowance for deferred tax assets, primarily net operating loss carryforwards.

4.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

Effective January 29, 1996, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is to be recognized when the sum of undiscounted cash flows is less than the carrying amount of the asset. The adoption of this pronouncement did not have a material impact on the Company's financial condition or results of operations.


5.   PUBLIC SALE OF COMMON STOCK (THE OFFERING)
     ------------------------------------------

In March, 1996, the Company received net proceeds of approximately $11.3 million in connection with the public sale of 500,000 shares of its common stock. The Company intends to use the net proceeds for general corporate purpose.

Pursuant to the public offering, the Company's largest stockholder also sold 2,375,000 shares and reduced its beneficial ownership from 48% to 18%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 28, 1996 included in the Company's Form 10-K. This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business-Risk Factors" in the Company's Form 10-K.


GENERAL
- -------

The Company opened 14 stores in fiscal 1994 and five stores in fiscal 1995. The Company plans to open five stores in fiscal 1996. As a result of the Company's accelerated expansion and entry into Southern California, the Company incurred substantial store pre-opening expenses amounting to $7.5 million for fiscal 1994 and $2.4 million for fiscal 1995. These pre-opening expenses consist principally of store merchandising and stocking expenses, personnel recruitment and training costs and grand-opening advertising and promotional expenses. In fiscal 1996, the Company expects pre-opening expenses to be approximately $0.4 million to $0.5 million per store.

As the Company implements its new store opening program, operating expenses as a percent of sales for new stores will initially be higher, adversely affecting overall operating margins until these new stores achieve sales maturity. The Company's average store achieves maturity after approximately four years. In addition, the Company has generally experienced higher marketing, distribution and occupancy costs in its new stores in the Southern California market. The Company believes, however, that these higher expenses should be offset by higher sales at these stores (when these stores achieve maturity), bringing margins for Southern California stores in line with those for Northern and Central California stores.

The Company experienced a strong comparable store sales increase in fiscal 1995, especially in the second half of the year. The Company does not expect to sustain its rate of comparable store sales growth in fiscal 1996, particularly in the second half of the year.

The Company's results of operations exhibit some degree of seasonality. Generally, the Company's sales and operating income are highest in the second quarter and lowest in the fourth quarter. This is primarily attributable to seasonality in sales of garden, nursery and related products which peak at the beginning of spring/summer gardening season. The Company has experienced losses in the fourth quarter in the past and may experience losses in that quarter in the future.

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

RESULTS OF OPERATIONS
- ---------------------
The following table sets forth selected results of operations as percentages of sales for the periods indicated:

                                             Three Months Ended
                                         ---------------------------
                                          April 28,        April 30,
                                            1996             1995
                                         ----------        ---------
          Sales                            100.0%           100.0%

          Gross margin                      36.3             36.4
          Selling general and
           administrative expenses          29.5             29.9
          Pre-opening expense                0.2              0.8
                                         ----------        ---------
          Operating income                   6.6              5.7

          Interest expense, net              2.3              2.8
                                         ----------        ---------

          Income before provision for
           income taxes                      4.3              2.9

          Income tax provision               1.8              0.6
                                         ----------        ---------

          Net income                         2.5%             2.3%
                                         ==========        =========


THREE MONTHS ENDED APRIL 28, 1996 AND APRIL 30, 1995
- ----------------------------------------------------

Sales for the first quarter ended April 28, 1996 were $141.1 million, compared to $125.4 million in the first quarter of fiscal 1995, an increase of 12.6%.
The increase reflects a 9.2% rise in comparable store sales during the quarter as well as three new stores opened since the first quarter of fiscal 1995. The increase in the comparable store percentage reflects an improving economic climate in California, the inclusion of sales gains achieved by maturing Orchard stores opened within the last two years and sales generated through an increased focus on the commercial customer segment and the Company's private label credit program.

Gross margin increased $5.6 million (12.3%) from $45.6 million for the first quarter of fiscal 1995 to $51.2 million for the comparable period this year. Gross margin as a percent of sales decreased from 36.4% for the first quarter of fiscal 1995 to 36.3% for the first quarter of fiscal 1996 due mainly to slightly more promotional activity in the fiscal 1996 first quarter.

Selling, general and administrative expenses for the first quarter of fiscal 1996 were 29.5% of sales compared with 29.9% of sales in the first quarter fiscal 1995. Operating efficiencies as well as the sales gain for the quarter resulted in a significant leveraging of payroll as a percentage of sales.

Operating income for the first quarter of fiscal 1996 increased $2.1 million to $9.3 million from $7.2 million in last year's first quarter. Increased sales and the leveraging of expenses were primarily responsible for the increase in operating income. In addition, pre-opening expenses in the first quarter of fiscal 1996 decreased to $0.2 million from $1.0 million in the first quarter of fiscal 1995.

The decrease is due to two new stores opening in last year's first quarter versus no new store openings in this year's first quarter.

Interest expense decreased by $0.2 million from $3.5 million for the first quarter of fiscal 1995 to $3.3 million for the first quarter of fiscal 1996. Interest on mortgage loans decreased as a result of the reduction in principal balances and a decreased interest rate on the store mortgage loan due 2002 based on an annual rate adjustment. In addition, the Company's improved cash position in fiscal 1996 resulted in reduced borrowing under Orchard Supply's senior revolving credit facility, as well as increased interest income on temporary investments.

Income taxes were included in the fiscal 1995 first quarter results at an effective rate of only 20.5% as compared with a fully taxed rate of 41.0% in fiscal 1996. The provision for fiscal 1995 reflects the reversal of a previously established valuation allowance against deferred tax assets, primarily net operating losses. The valuation allowance attributable to net operating loss carryforwards was fully reversed in fiscal 1995 and as a result, the effective tax rates for future periods are expected to approximate the rate for the fiscal 1996 first quarter. See Note 3 to the Condensed Consolidated Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program, and service on indebtedness.

The Company's wholly-owned subsidiary, Orchard Supply, had long-term debt and capital lease obligations as of April 28, 1996 of $133.9 million, including (i) $100.0 million of 9 3/8% senior notes due February 15, 2002, (ii) $20.0 million of store mortgage notes and (iii) $12.8 million of warehouse mortgage notes. In addition, the Company has up to $40.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (the "Financing Agreement") (with a $10.0 million sublimit for letters of credit) of which no borrowings and $4.9 million of letters of credit were outstanding at April 28, 1996. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that Orchard Supply maintain certain financial ratios and satisfy certain financial tests and limitations on Orchard Supply's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. At April 28, 1996, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments.

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

In connection with Orchard's expansion plans, the Company anticipates capital additions of approximately $0.9 million for furniture, fixtures and equipment for each new store opened, a portion of which may be acquired under operating leases. The Company expects that pre-opening expenses for a new store will range from approximately $0.4 million to $0.5 million. The initial inventory requirement for new stores, net of trade credit, is estimated at $1.0 million per store. In the event that the Company is responsible for the renovation or remodeling of the existing space to be leased, the Company anticipates incurring additional capital expenditures of approximately $1.0 million to $1.8 million per store. If the Company elects to purchase the real estate, the capital expenditure would range from approximately $2.5 million for owned store improvements constructed on leased land to $4.0 million to $7.0 million if the entire property were to be owned by the Company.

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

In March 1996, the Company received net proceeds of approximately $11.3 million in connection with the public sale of 500,000 shares of its common stock. The Company intends to use the net proceeds of the Offering for general corporate purposes, including working capital, and to fund its continuing new store expansion.

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

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.


               Exhibit Number
               --------------

               10.1 Orchard Supply Hardware Stores Corporation 1993 Stock Option
                    Plan dated November 19, 1993, as amended. Incorporated by reference to Exhibit A of the Company's Proxy Statement dated April 10, 1996.

               10.2 Orchard Supply Hardware Stores Corporation 1996 Non-Employee
                    Directors Stock Option Plan. Incorporated by reference to Exhibit B of the Company's Proxy Statement dated April 10, 1996.

               27 Financial data schedule for the three months ended April 28, 1996. Filed herewith.

               (b)  Reports on Form 8-K.

                    Current Report on Form 8-K dated February 23, 1996 containing the financial statements referenced in subsection
                    (a) of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHARD SUPPLY HARDWARE STORES CORPORATION



Date:  June 11, 1996               By:  /s/ Maynard Jenkins
                                        Maynard Jenkins
                                        Chief Executive Officer



Date:  June 11, 1996               By:  /s/ Stephen M. Hilberg
                                        Stephen M. Hilberg
                                        Chief Financial Officer and
                                        Vice President-Finance