Form 10-Q
period 1996-07-28
ORCHARD SUPPLY HARDWARE STORES CORP
filed 1996-09-12
CIK 896842

                                   FORM 10-Q
                               __________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 1996

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________ .


                      Commission file number    0-21182
                                              -------------


                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    95-4214109
 ------------------------------             ---------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


6450 Via Del Oro, San Jose, California                      95119
- ---------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)


           (408) 281-3500
- ---------------------------------------
  (Registrant's telephone number,
         including area code)

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

At July 28, 1996 there were 7,542,323 shares of the registrant's Common Stock, $0.01 par value, outstanding.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY


                                     INDEX


PART I.                        FINANCIAL INFORMATION                  PAGE NO.
- ----------------------------------------------------

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets:
                 July 28, 1996 and January 28, 1996                        3

                Condensed Consolidated Statements of Income:
                 Three and Six Month Periods Ended July 28, 1996
                 and July 30, 1995                                         4

                Condensed Consolidated Statements of Cash Flows:
                 Six Month Periods Ended July 28, 1996
                 and July 30, 1995                                         5

                Notes to Condensed Consolidated Financial
                 Statements                                                6

Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             7


PART II.        OTHER INFORMATION
- ---------------------------------

Item 4.         Submission of Matters to a Vote of Security Holders        13

Item 6.         Exhibits and Reports on Form 8-K                           14

Signatures                                                                 15

                                       2

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                       July 28,      January 28,
                                                         1996           1996
                                                      -----------    -----------
                                                      (Unaudited)
ASSETS
- ------

CURRENT ASSETS:
     Cash and cash equivalents                         $ 34,329       $  7,930
     Accounts receivable, net                            20,642         16,597
     Inventories                                        112,569        116,761
     Prepaid expenses and other                           9,640          8,391
     Assets held for disposal                             6,513          6,513
                                                       --------       --------

     Total current assets                               183,693        156,192

PROPERTY AND EQUIPMENT, net                             132,479        132,645
OTHER ASSETS, net                                        15,865         16,699
                                                       --------       --------
     Total assets                                      $332,037       $305,536
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
     Accounts payable, accrued and other liabilities   $ 85,022        $77,329
     Notes payable                                          690            684
     Current portion of capital leases
          and long term debt                              2,298          2,024
                                                       --------       --------
     Total current liabilities                           88,010         80,037

CAPITAL LEASES AND LONG-TERM DEBT,
          net of current portion                        130,396        132,242
                                                       --------       --------
     Total liabilities                                  218,406        212,279
                                                       --------       --------

STOCKHOLDERS' EQUITY:
     Common stock                                            75             70
     Preferred stock                                          8              8
     Additional paid-in-capital                         102,091         90,612
     Less notes receivable from
          sale of common stock                              (53)           (93)
     Retained earnings                                   11,510          2,660
                                                       --------       --------

     Total stockholders' equity                         113,631         93,257
                                                       --------       --------
     Total liabilities and stockholders' equity        $332,037       $305,536
                                                       ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                               Six Months Ended            Three Months Ended
                                                            ----------------------        ---------------------
                                                            July 28,      July 30,        July 28,      July 30,
                                                              1996          1995            1996          1995
                                                            --------      --------        --------      --------
Sales                                                       $303,052      $270,817        $161,941      $145,465
Cost of goods sold                                           191,644       172,850         101,738        93,142
                                                            --------      --------        --------      --------
     Gross margin                                            111,408        97,967          60,203        52,323

Selling, general and administrative expenses                  88,524        79,094          46,835        41,636
Pre-opening expenses                                             568         1,022             347            27
                                                            --------      --------        --------      --------
     Operating income                                         22,316        17,851          13,021        10,660

Interest expense                                               6,283         6,919           3,016         3,404
                                                            --------      --------        --------      --------
     Income before provision for income taxes                 16,033        10,932          10,005         7,256

Income tax provision                                           6,583         2,409           4,107         1,655
                                                            --------      --------        --------      --------
     Net income                                                9,450         8,523           5,898         5,601

Preferred stock dividends                                        600           600             300           300
                                                            --------      --------        --------      --------
     Net income available to common stock                   $  8,850      $  7,923        $  5,598      $  5,301
                                                            ========      ========        ========      ========
Income per common share:
     Primary                                                $   1.18      $   1.13        $   0.73      $   0.75
                                                            ========      ========        ========      ========
     Fully diluted                                          $   1.07      $   1.03        $   0.66      $   0.67
                                                            ========      ========        ========      ========
Weighted average number of shares outstanding:
     Primary                                                   7,525         7,001           7,684         7,025
                                                            ========      ========        ========      ========
     Fully diluted                                             8,811         8,302           8,964         8,330
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

           ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                                                    Six Months Ended
                                                                            ------------------------------
                                                                            July 28, 1996    July 30, 1995
                                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $ 9,450          $ 8,523
     Non-cash adjustments to net income-
          Depreciation and amortization                                         5,563            5,292
          Loss on asset disposals                                                  19               14
     Changes in assets and liabilities-
          Increase in accounts receivable                                      (4,045)          (2,975)
          Decrease in inventories                                               4,192            6,075
          Increase (decrease) in prepaid expenses and other                    (1,249)             781
          Increase in other noncurrent assets                                     (41)            (125)
          Increase in accounts payable, accrued and other liabilities           7,863              558
                                                                              -------          -------
               Total adjustments                                               12,302            9,620
                                                                              -------          -------
               Net cash provided by operating activities                       21,752           18,143
                                                                              -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                       (4,701)          (6,524)
     Redemption of investments                                                      -            3,000
                                                                              -------          -------
     Net cash used in investing activities                                     (4,701)          (3,524)
                                                                              -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                    11,141                -
     Common stock issued upon exercise of warrants and options                    343                -
     Proceeds from issuance of notes payable, net                                   6               67
     Payment of notes receivable from sale of capital stock                        40               13
     Principal payments on capital leases and long-term debt                   (1,572)          (1,306)
     Payment of preferred stock dividend                                         (600)            (600)
     Transaction costs                                                            (10)               -
                                                                              -------          -------
               Net cash provided by (used in) financing activities              9,348           (1,826)
                                                                              -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      26,399           12,793

CASH AND CASH EQUIVALENTS, beginning of period                                  7,930            9,240
                                                                              -------          -------

CASH AND CASH EQUIVALENTS, end of period                                      $34,329          $22,033
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


3.  INCOME TAX PROVISION
    --------------------

The effective tax rate for the quarter ended July 28, 1996 reflects the estimated tax rate for the year ending January 26, 1997 based upon projected income and other factors and approximates the combined federal and state of California rates. The rate for the quarter ended July 30, 1995 reflects the reversal of a previously established valuation allowance for deferred tax assets, primarily net operating loss carryforwards.

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


6.  SUBSEQUENT EVENTS
    -----------------

On August 21, 1996, Sears, Roebuck and Co., through a wholly owned subsidiary, commenced a tender offer to purchase all outstanding shares of the Company's common stock at $35.00 per share. Such offer is expected to be consummated on or after September 19, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 28, 1996 included in the Company's Form 10-K. This Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Business--Risk Factors" in the Company's Form 10-K.

On August 21, 1996, Sears, Roebuck and Co., through a wholly owned subsidiary, commenced a tender offer to purchase all outstanding shares of the Company's common stock at $35.00 per share. Such offer is expected to be consummated on or after September 19, 1996.


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

The Company experienced a strong comparable store sales increase in fiscal 1995, especially in the second half of the year. The Company does not expect to sustain its rate of comparable store sales growth in the second half of fiscal 1996.

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

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth selected results of operations as percentages of sales for the periods indicated:

                                             Three Months Ended       Six Months Ended
                                            --------------------    --------------------
                                            July 28,    July 30,    July 28,    July 30,
                                              1996        1995        1996        1995
                                            --------    --------    --------    --------
Sales                                         100.0%      100.0%      100.0%      100.0%

Gross margin                                   37.2        36.0        36.8        36.2
Selling general and
  administrative expenses                      28.9        28.6        29.2        29.2
Pre-opening expense                             0.2         0.0         0.2         0.4
                                            --------    --------    --------    --------

Operating income                                8.0         7.3         7.4         6.6

Interest expense, net                           1.9         2.3         2.1         2.6
                                            --------    --------    --------    --------

Income before provision for
  income taxes                                  6.2         5.0         5.3         4.0

Income tax provision                            2.5         1.1         2.2         0.9
                                            --------    --------    --------    --------

Net income                                      3.6%        3.9%        3.1%        3.1%
                                            ========    ========    ========    ========

THREE MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995
- --------------------------------------------------

Sales for the second quarter ended July 28, 1996 were $161.9 million, compared to $145.5 million in the second quarter of fiscal 1995, an increase of 11.3%. The increase reflects a 8.1% rise in comparable store sales during the quarter as well as four new stores opened since the second quarter of fiscal 1995. The increase in comparable store sales reflects an improving economic climate in California, the inclusion of sales gains achieved by maturing Orchard stores opened within the last two years and sales generated through an increased focus on the commercial customer segment and the Company's private label credit program.

Gross margin increased $7.9 million from $52.3 million for the second quarter of fiscal 1995 to $60.2 million for the comparable period this year. Gross margin as a percent of sales increased from 36.0% for the second quarter of fiscal 1995 to 37.2% for the second quarter of fiscal 1996. The increase in gross margin percentage is attributable primarily to the reduction of inventory shrinkage. Management believes that programs instituted at the stores over the last two years have been beneficial in controlling inventory shrinkage. These programs have included the installation of tool corrals and electronic merchandise surveillance and increased employee awareness. Also contributing to the improvement were improved margins due to a favorable sales mix and lower warehouse operating costs as a percentage of sales.

Selling, general and administrative expenses for the second quarter of fiscal 1996 were 28.9% of sales compared with 28.6% of sales in the second quarter of fiscal 1995. Increases as a percentage of sales in advertising expenditures, bonuses, and credit department costs related to the Company's Club OSH program were partially offset by reduced store occupancy costs.

Operating income for the second quarter of fiscal 1996 increased $2.4 million or 22.1% to $13.0 million from $10.7 million in last year's second quarter. Increased sales and gross margin as a percentage of sales were primarily responsible for the increase in operating income. Pre-opening expenses in the second quarter of fiscal 1996 of $0.3 million are related to the Yorba Linda, California store opened in May, 1996.

Interest expense decreased by $0.4 million from $3.4 million for the second quarter of fiscal 1995 to $3.0 million for the second quarter of fiscal 1996. Interest on mortgage loans decreased as a result of the reduction in principal balances and a decreased interest rate on the store mortgage loan due 2002 based on an annual rate adjustment. In addition, the Company's improved cash position in fiscal 1996 resulted in reduced borrowing under Orchard Supply's senior revolving credit facility, as well as increased interest income on temporary investments.

Income taxes were included in the fiscal 1995 second quarter results at an effective rate of only 22.8% as compared with a fully taxed rate of 41.0% in fiscal 1996. The provision for fiscal 1995 reflects the reversal of a previously established valuation allowance against deferred tax assets, primarily net operating losses. The valuation allowance attributable to net operating loss carryforwards was fully reversed in fiscal 1995 and as a result, the effective tax rates for future periods are expected to approximate the rate for the fiscal 1996 second quarter. See Note 3 to the Condensed Consolidated Financial Statements.


SIX MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995
- ------------------------------------------------

Sales for the six months ended July 28, 1996 increased by 11.9% to $303.1 million from $270.8 million in the comparable period of fiscal 1995. The increase is attributable to a 8.6% gain in comparable store sales and the sales contributed by 4 stores opened since the second quarter of fiscal 1995.

Gross margin increased $13.4 million from $98.0 million for the first six months of fiscal 1995 to $111.4 million for the comparable period of 1996. As a percentage of sales gross margin increased from 36.2% for the first six months of fiscal 1995 to 36.8% for the first six months of fiscal 1996. The increase in gross margin resulted primarily from reduced inventory shrinkage and warehouse operating costs as explained in the discussion of the second quarter results.

Selling, general, and administrative expenses increased by $9.4 million from $79.1 million for the first six months of 1995 to $88.5 million for the first six months of 1996. These expenses were 29.2% of sales for both periods. Increases in advertising, bonuses, and credit card department expenses were offset primarily by decreased base payroll as a percentage of sales.

Operating income increased by $4.5 million from $17.9 million in the first six months of fiscal 1995 to $22.3 million in the first six months of fiscal 1996. Pre-opening expenses decreased by $0.5 million from $1.0 million in the first six months of fiscal 1995 to $0.6 million in the comparable period of fiscal 1996 primarily as a result of one less store opening in the 1996 six month period. Operating income before pre-opening expenses for the first six months of 1996 increased by $4.0 million or 21.3% from the comparable period of 1995. Increased sales and higher gross margin percentage were largely responsible for this increase.

Interest expense decreased by $0.6 million from $6.9 million for the first six months of fiscal 1995 to $6.3 million for the first six months of fiscal 1996. Interest on mortgage loans decreased as a result of the reduction in principal balances and a decreased interest rate on the store mortgage loan due 2002 based on an annual rate adjustment. In addition, the Company's improved cash position in fiscal 1996 resulted in reduced borrowing under Orchard Supply's senior revolving credit facility, as well as increased interest income on temporary investments.

Income taxes were included in the fiscal 1995 second quarter results at an effective rate of only 22.0% as compared with a fully taxed rate of 41.0% in fiscal 1996. The provision for fiscal 1995 reflects the reversal of a previously established valuation allowance against deferred tax assets, primarily net operating losses. The valuation allowance attributable to net operating loss carryforwards was fully reversed in fiscal 1995 and as a result, the effective tax rates for future periods are expected to approximate the rate for the fiscal 1996 first quarter. See Note 3 to the Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company's liquidity needs arise primarily from the funding of the Company's capital expenditures, working capital requirements, ongoing expansion program, and service on indebtedness.

The Company's wholly-owned subsidiary, Orchard Supply, had long-term debt and capital lease obligations as of July 28, 1996 of $132.8 million, including (i) $100.0 million of 9 3/8% senior notes due February 15, 2002, (ii) $19.7 million of store mortgage notes and (iii) $11.7 million of warehouse mortgage notes. In addition, the Company has up to $40.0 million of revolving credit availability under Orchard Supply's senior revolving credit facility (the "Financing Agreement") (with a $10.0 million sublimit for letters of credit) of which no borrowings and $4.0 million of letters of credit were outstanding at July 28, 1996. Orchard Supply's debt instruments contain financial and operating covenants including, among other things, requirements that Orchard Supply maintain certain financial ratios and satisfy certain financial tests and limitations on Orchard Supply's ability to make capital expenditures, to incur other indebtedness, and to pay dividends. At July 28, 1996, the Company and Orchard Supply were in compliance with all covenants contained in such debt instruments.

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

                          PART II - OTHER INFORMATION


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company's Annual Meeting of Stockholders was held on May 23, 1996 to (1) elect eight Directors to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified, (2) approve an amendment to the 1993 Stock Option Plan to increase the number of shares reserved for issuance thereunder, (3) approve the adoption of the 1996 Non-Employee Directors Stock Option Plan, and (4) ratify the appointment of Arthur Andersen & Company as the Company's independent auditors (the "Auditors") for the fiscal year ending January 26, 1997.

All eight nominees were duly elected. The following sets forth the number of votes cast for, against, or withheld, as well as the number of abstentions and broker nonvotes as to each nominee:

                                               AGAINST OR                         ABSTENTIONS AND
       NOMINEE               FOR                WITHHELD                          BROKER NONVOTES
       -------               ---               ----------                         ---------------
Mac Allen Culver          6,475,957               399,894                                 0
Matt Figel                6,476,857               398,994                                 0
Morton Godlas             6,476,257               399,594                                 0
William A. Hall           6,476,657               399,194                                 0
Stephen M. Hilberg        6,476,957               398,894                                 0
Maynard Jenkins           6,476,957               398,894                                 0
J. Frederick Simmons      6,476,957               398,894                                 0
Ronald P. Spogli          6,476,957               398,894                                 0

The amendment to the 1993 Stock Option Plan was approved. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the amendment of the 1993 Stock Option
Plan:
                           AGAINST OR                      ABSTENTIONS AND
         FOR                WITHHELD                       BROKER NONVOTES
         ---               ----------                      ---------------
      4,632,262             1,130,711                         1,112,878

The adoption of the 1996 Non-Employee Directors Stock Option Plan was approved. The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the adoption of the 1996 Non-Employee Director Stock Option Plan:

                           AGAINST OR                      ABSTENTIONS AND
         FOR                WITHHELD                       BROKER NONVOTES
         ---               ----------                      ---------------
      5,306,408               404,743                         1,164,700

The appointment of the Auditors was duly ratified. The following sets for the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the appointment of the Auditors:

                           AGAINST OR                      ABSTENTIONS AND
         FOR                WITHHELD                       BROKER NONVOTES
         ---               ----------                      ---------------
      6,872,145                 1,255                             2,451


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.


Exhibit Number
- --------------

Exhibit 2.1 Agreement and Plan of Merger by and among Orchard Supply Hardware Stores Corporation, Grove Acquisition Corp., and Sears, Roebuck & Co., dated as August 14, 1996. Filed as an exhibit to Orchard Supply Hardware Stores Corportation's Schedule 14D-9 dated August 21, 1996.

Exhibit 10.1 Letter Agreement, dated August 14, 1996, by and between Orchard Supply Hardware Corporation and Maynard Jenkins. Filed as an exhibit to Orchard Supply Hardware Stores Corporation's Schedule 14D-9 dated August 21, 1996.

Exhibit 10.2 Employment Agreement, dated as of March 22, 1996, by and between Orchard Supply Hardware Corporation and Dale D. Ward. Filed as an exhibit to Orchard Supply Hardware Stores Corporation's
               Schedule 14D-9 dated August 21, 1996.

Exhibit 10.3 Stockholder Tender and Option Agreement, dated August 14, 1996,by and among Grove Acquisition Corp., Sears, Roebuck & Co., FS Equity Partners II, L.P., FS Equity Partners III, L.P. and FS Equity Partners International, L.P. Filed as an exhibit to Orchard Supply Hardware Stores Corporation's Schedule 14D-9 dated August 21, 1996.

Exhibit 27.1 Financial data schedule for the six months ended July 28, 1996. Filed herewith.

(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated August 15, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   ORCHARD SUPPLY HARDWARE STORES CORPORATION
                   ------------------------------------------

Date:  September 10, 1996              By: /s/ Maynard Jenkins
      ---------------------                --------------------------
                                           Maynard Jenkins
                                           Chief Executive Officer


Date:  September 10, 1996              By: /s/ Stephen M. Hilberg
      ---------------------                --------------------------
                                           Stephen M. Hilberg
                                           Chief Financial Officer and
                                           Vice President-Finance