Form 10-Q
period 2011-10-29
ORCHARD SUPPLY HARDWARE STORES CORP
filed 2011-12-22
CIK 896842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 001-11679

Orchard Supply Hardware Stores Corporation

(Exact name of Registrant as specified in its charter)

Delaware	95-4214109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6450 Via Del Oro San Jose, California
95119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 361-2536

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 21, 2011, the registrant had 6,000,000 shares of Class A Common Stock, 8,644 shares of Class B Common Stock and no shares of Class C Common Stock outstanding.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 29, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 29, 2011, JANUARY 29, 2011 AND OCTOBER 30, 2010

(In thousands, unaudited)

	As of October 29, 2011	As of January 29, 2011	As of October 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,381	$15,604	$8,044
Restricted cash	556	556	557
Merchandise inventories	161,214	172,050	165,373
Deferred income taxes	18,181	16,444	15,341
Prepaid expenses and other current assets	14,766	11,253	12,677

Total current assets	227,098	215,907	201,992
PROPERTY AND EQUIPMENT — Net	231,692	262,968	267,477
OTHER INTANGIBLE ASSETS	139,401	145,451	147,610
DEFERRED FINANCING COSTS	4,288	5,666	4,361

TOTAL ASSETS	$602,479	$629,992	$621,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Merchandise payables	$57,573	$55,325	$59,866
Accrued expenses and other liabilities	50,769	40,116	44,949
Current portion of long-term debt and capital lease obligations	41,781	19,292	7,348
Payable to Sears Holdings Corporation	3,100	12,458	1,480

Total current liabilities	153,223	127,191	113,643
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	278,269	318,928	321,594
OTHER LONG-TERM LIABILITIES	21,978	16,338	15,215
DEFERRED INCOME TAXES	57,969	69,503	69,499
COMMITMENTS AND CONTIGENCIES

Total liabilities	511,439	531,960	519,951
STOCKHOLDERS’ EQUITY
Series A common stock	60	60	60
Series B common stock
Additional paid in capital	262,990	262,775	262,805
Accumulated losses	(172,010)	(164,803)	(161,376)

Total stockholders’ equity	91,040	98,032	101,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602,479	$629,992	$621,440

See notes to condensed consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE 13 AND 39 WEEKS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

(In thousands, except for per share amounts, unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
NET SALES	$158,688	$154,487	$518,893	$519,171

COST OF SALES AND EXPENSES:
Cost of sales (excluding depreciation and amortization)	107,174	102,755	346,411	337,975
Selling and administrative	40,836	40,321	131,092	125,395
Loss on sale of real property	14,310		14,310
Depreciation and amortization	7,722	7,801	22,390	23,118

Total cost of sales and expenses	170,042	150,877	514,203	486,488

OPERATING (LOSS) INCOME	(11,354)	3,610	4,690	32,683
INTEREST EXPENSE, net	5,725	4,315	16,794	12,774

(LOSS) INCOME BEFORE INCOME TAXES	(17,079)	(705)	(12,104)	19,909
INCOME TAX (BENEFIT) EXPENSE	(6,971)	(275)	(4,897)	7,764

NET (LOSS) INCOME	$(10,108)	$(430)	$(7,207)	$12,145

INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS
Basic and diluted (loss) income per share	$(1.68)	$(0.07)	$(1.20)	$2.02

Basic and diluted weighted average common shares outstanding	6,009	6,013	6,010	6,013

See notes to condensed consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

(In thousands, unaudited)

	39 Weeks Ended
	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERTAING ACTIVITIES
Net (loss) income	$(7,207)	$12,145
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,390	23,118
Amortization of deferred financing costs	1,695	739
Loss on sale of real property and impairment of assets	14,515	240
Stock-based compensation	269	359
Deferred income taxes	(13,271)	(5,622)
Deferred rent	702	(1,206)
Change in operating assets and liabilities:
Merchandise inventories	10,836	(4,107)
Prepaid expenses and other assets	(912)	(524)
Merchandise payables	2,248	23,587
Payable to Sears Holdings Corporation	(9,358)	(3,419)
Accrued expenses and other liabilities	14,360	5,178

Net cash provided by operating activities	36,267	50,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash		(557)
Purchases of property and equipment	(11,220)	(9,454)
Proceeds from sale of property and equipment	21,201

Net cash provided by (used in) investing activities	9,981	(10,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on Senior Secured Credit Facility	47,250	37,000
Repayments on Senior Secured Credit Facility	(63,250)
Borrowings on Real Estate Term Loan		50,000
Principal payments on Real Estate Secured Term Loan	(7,975)
Principal payments on Commercial Mortgage-Backed Loan		(120,000)
Principal payments on Senior Secured Term Loan	(1,000)	(1,500)
Repurchase of treasury stock	(54)
Payments of deferred financing costs	(317)	(2,458)
Payments of capital lease obligations	(4,125)	(4,436)

Net cash used in financing activities	(29,471)	(41,394)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,777	(917)
CASH AND CASH EQUIVALENTS — Beginning of period	15,604	8,961

CASH AND CASH EQUIVALENTS — End of period	$32,381	$8,044

See notes to condensed consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 39 WEEKS ENDED OCTOBER 29, 2011 AND OCTOBER 30, 2010

(UNAUDITED)

1.	BASIS OF PRESENTATION

Orchard Supply Hardware Stores Corporation (the “Company”) is a specialty retailer primarily focused on homeowners with repair, maintenance and improvement needs. Founded as a purchasing cooperative in San Jose in 1931, as of October 29, 2011, the Company operated 89 full-service hardware stores in California.

The accompanying unaudited interim condensed consolidated financial statements have been prepared from the records of the Company and its subsidiaries, Orchard Supply Hardware LLC (“OSH LLC”), OSH Properties LLC (“OSH Properties”), and OSH Finance Corporation. Unless otherwise specified, all references to the “Company” refer to Orchard Supply Hardware Stores Corporation and subsidiaries without audit and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position as of October 29, 2011 and October 30, 2010, the results of operations for the 13 and 39 weeks then ended, and cash flows for the 39 weeks then ended. The condensed consolidated balance sheet as of January 29, 2011, presented herein, has been derived from the Company’s audited consolidated financial statements for the fiscal year then ended.

Accounting policies followed by the Company are described in Note 1 to the audited consolidated financial statements for the fiscal year ended January 29, 2011, which were included in the Company’s Registration Statement on Form S-1 originally filed in June 2011, as amended (the “Registration Statement”). Certain information and disclosures normally included in the notes to annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of these unaudited interim condensed consolidated financial statements. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto contained in the above mentioned Company’s Form S-1.

The results of operations for the 13 and 39 weeks ended October 29, 2011 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Spin-off from Sears Holdings — The Company filed the Registration Statement in connection with the planned distribution (the “Distribution”) by Sears Holdings Corporation (“Sears Holdings”) to its shareholders of all the shares of Class A Common Stock of the Company, par value $0.01 per share (the “Class A Common Stock”), and Series A Preferred Stock of the Company, par value $0.00001 per share (the “Preferred Stock”) to be held by Sears Holdings immediately prior to the Distribution. The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on December 12, 2011 and the close of business on December 16, 2011 was set as the record date for the Distribution. The Distribution will be effective as of 11:59 p.m., New York City Time on December 30, 2011, which the Company refers to hereinafter as the “Distribution Date.”

On December 19, 2011, the Company entered into a distribution agreement (the “Distribution Agreement”) with Sears Holdings, which sets forth the principal actions to be taken in connection with the Distribution. The Distribution Agreement will also govern certain aspects of the Company’s ongoing relationship with Sears Holdings following the Distribution. The Distribution Agreement provides that prior to the Distribution the following actions will occur:

•	A wholly owned subsidiary of the Company will merge with and into the Company, and, through that merger, the Company’s amended and restated certificate of incorporation will become effective;

•	The Company will cause to become effective its amended and restated bylaws;

•	An Affiliate of Ares Corporate Opportunities Fund (“ACOF”) will exchange its shares of Class A Common Stock for an equal number of shares of Class C Common Stock;

•	The Company will file a certificate of designation to create, and will subsequently issue to Sears Roebuck, the Preferred Stock; and

•	Sears Roebuck will distribute to Sears Holdings all of the Company’s Class A Common Stock and Preferred Stock that Sears Roebuck owns.

All agreements, arrangements, commitments and understandings between the Company and its subsidiaries and other affiliates, on the one hand, and Sears Holdings and its other subsidiaries and other affiliates, on the other hand, will terminate effective as of the Distribution, except certain agreements and arrangements that the Company and Sears Holdings expressly provide will survive the Distribution.

The Distribution Agreement governs the rights and obligations of the parties regarding the proposed Distribution. Prior to the spin-off, Sears Holdings will deliver all of the Company’s issued and outstanding Class A Common Stock and Preferred Stock to the distribution agent. At the Distribution, the distribution agent will electronically deliver the shares of the Company’s Class A Common Stock and Preferred Stock to entitled Sears Holdings shareholders based on the applicable distribution ratio. Sears Holdings will have the sole and absolute discretion to determine the terms of, and whether to proceed with, the Distribution.

Transition Service Arrangements — The Company does not maintain all of its own legal, tax, and certain other corporate support functions. In connection with a series of recapitalization transactions in November 2005, Sears Holdings and the Company entered into a series of annual shared services agreements (the “Transaction Service Agreement”) to provide the Company with certain corporate support services while the Company builds its own stand-alone corporate support functions. The costs and allocations charged to the Company by Sears Holdings do not necessarily reflect the costs of obtaining the services from unaffiliated third parties or of the Company providing the applicable services itself. The methods by which Sears Holdings allocates its costs are based on a prorated estimate of costs expected to be incurred by Sears Holdings. The interim condensed consolidated financial statements contained herein may not be indicative of the Company’s interim condensed consolidated financial position, operating results and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. The Company has not included an estimate of what these costs would have been on a stand-alone basis because it is not practicable to do so. The Company does not expect the allocated expenses for these functions on a stand-alone basis to be materially different than what is reflected in its historical financial statements.

Effective with the Distribution, the Company entered into a transition service agreement (the “Transition Service Agreement”) which superceded the Transaction Service Agreement with Sears Holdings whereby Sears Holdings will continue to provide to the Company the same services provided prior to the Distribution and still needed by the Company and to enable the Company to retain access to various other third-party services until the Company is able to set up its stand-alone corporate functions and/or contract with third-party service providers. The services provided under the Transition Service Agreement will be individually terminable upon 60 days notification by the Company. All services to be provided under the Transition Service Agreement will terminate upon the first anniversary of the effective date of the Transition Services Agreement. The Company does not expect the costs incurred under the Transition Service Agreement to differ materially from the costs incurred under the Transaction Service Agreement.

Stock split — On December 8, 2011, the Company completed a 6-for-1 stock split of its common stock. The stock split increased the number of shares of the Company’s common stock issued and outstanding from approximately 1.0 million to approximately 6.0 million. All share and per share amounts herein are presented on a post-stock split basis.

Segment Reporting — The Company has one reportable segment. The Company’s operations include activities related to its stores that are all located in California.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vendor Rebates and Allowances — The Company receives various vendor-funded rebates and allowances through a variety of programs and arrangements intended to offset the Company’s costs of promoting and selling certain vendor products. These vendor payments are recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales, as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is deferred until performance of the specified activity is deemed to be complete. For the 13 and 39 weeks ended October 29, 2011, the Company earned vendor rebates and allowances of $7.5 million and $22.6 million, respectively. For the 13 and 39 weeks ended October 30, 2010, the Company earned vendor rebates and allowances of $7.9 million and $22.0 million, respectively. Vendor rebates and allowances deferred at October 29, 2011, January 29, 2011 and October 30, 2010 were $11.2 million, $11.8 million and $11.9 million, respectively, and are included as a reduction to merchandise inventories in the interim condensed consolidated balance sheets.

Assets available for sale — Assets that have met the criteria to be classified as held for sale under ASC 360-10-45 are recorded at fair value within prepaid expenses and other current assets within the balance sheet of the interim condensed consolidated financial statements. At October 29, 2011, the Company had $2.6 million of assets held for sale. There were no assets classified as held for sale at January 29, 2011 and October 30, 2010.

Leases — The Company leases certain stores, office facilities, computers, and transportation equipment. The determination of operating and capital lease obligations is based upon the expected terms of the lease, and the contractual minimum lease payments as defined within the lease agreements. The Company may enter into sale-leaseback agreements to sell certain facilities and lease them back consistent with their current operational use. If the lease under a new agreement is determined to be a capital lease, any gain or loss on the sale would be amortized in proportion to the amortization of the leased asset over the life of the lease. If the new lease is an operating lease, any gain would be amortized in proportion to the gross rent charged to expense over the lease term and any loss on the sale of the asset would be recognized immediately.

On October 24, 2011, a subsidiary of the Company entered into a Purchase and Sale Agreement pursuant to which a subsidiary of the Company sold for $21.2 million, net of fees, all of its interest in its distribution center located in Tracy, California, which is comprised of a building containing approximately 458,000 square feet and the underlying land. In connection with the sale of the distribution center, a subsidiary of the Company entered into a lease agreement with respect to the distribution center. The commencement date of the lease was October 28, 2011. The lease is for a 20-year period and provides for three five-year extension options. The initial base rent under the lease is $1.7 million per year with 10% increases every five years. The Company recorded a non-cash loss of $14.3 million on the sale of the distribution center for the 13 weeks ended October 29, 2011. The Company will continue to operate the facility consistent with its existing use throughout the lease term.

Earnings Per Share (“EPS”) — The Company computes and reports both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options.

There are no dilutive common stock equivalents, and therefore basic and dilutive EPS are the same for all periods presented.

Fair Value of Financial Instruments — Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, (“ASC 820”) defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. Under ASC 820, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 — Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, restricted cash, other current assets, merchandise payables, accrued expenses, and other current liabilities approximate their fair value. Based on borrowing rates available to the Company, the carrying value of the Company’s debt obligations approximated their fair value at October 29, 2011, January 29, 2011, and October 30, 2010.

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. The Company did not record any impairment for the 13 and 39 weeks ended October 29, 2011 and October 30, 2010.

The Company was not required to measure any other significant non-financial assets and liabilities at fair value as of October 29, 2011 and October 30, 2010.

New Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to revise the manner in which entities present comprehensive income in their financial statements. This guidance requires entities to present each component of net income along with total net income, each component of other comprehensive income (“OCI”) along with a total for OCI, and a total amount for comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the provisions of this accounting standards update in the first quarter of fiscal 2012. This amendment will change the manner in which the Company presents comprehensive income in its consolidated financial statements.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 29, 2012. The Company does not anticipate a material impact on its financial statements upon adoption.

3.	DEBT AND CAPITAL LEASE OBLIGATIONS

The components of the Company’s debt and capital lease obligations as of October 29, 2011, January 29, 2011 and October 30, 2010, are as follows (in millions):

	October 29, 2011	January 29, 2011	October 30, 2010
Senior Secured Credit Facility	$32.0	$48.0	$37.0
Senior Secured Term Loan	172.5	173.5	174.0
Real Estate Secured Term Loan	42.0	50.0	50.0
Capital lease obligations	73.5	66.7	67.9

Total debt and capital lease obligations	320.0	338.2	328.9
Less portion to be paid within one year:
Senior Secured Credit Facility	(20.0)	(11.0)
Senior Secured Term Loan	(2.0)	(2.0)	(2.0)
Real Estate Secured Term Loan	(13.2)	(0.5)	(0.3)
Capital lease obligations	(6.5)	(5.8)	(5.0)

Total long-term debt and capital lease obligations	$278.3	$318.9	$321.6

Senior Secured Credit Facility — On December 21, 2006, OSH LLC entered into an Amended and Restated Senior Secured Credit Agreement (the “Replaced Facility”) with a syndicate of lenders. The Replaced Facility provided revolving availability of up to $130 million (subject to borrowing base limits and fixed charge coverage ratio) for a period of five years, maturing on December 21, 2011. On January 29, 2010, OSH LLC amended and restated and extended the Replaced Facility (the “Senior Secured Credit Facility”) and reduced the revolving availability down to $120.0 million (subject to borrowing base limits). The amendment bifurcated the facility into a $20.0 million tranche maturing December 21, 2011 with lenders who elected not to extend and a $100.0 million tranche maturing on the earlier to occur of 90 days prior to the maturity of the Senior Secured Term Loan and December 21, 2013 with lenders who elected to extend. As of January 29, 2011, $48.0 million was borrowed under the facility, with approximately $8.0 million due in December 2011 and approximately $40.0 million due in December 2013. As of October 29, 2011, $32.0 million was borrowed under the facility, with approximately $5.3 million due in December 2011 and approximately $26.7 million due in December 2013. The Company anticipates repaying $20.0 million on the Senior Secured Credit Facility within the next 12 months. The Company intends to draw funds from extending lenders to repay amounts due to non-extending lenders.

The Senior Secured Credit Facility also permits the ability to obtain letters of credit. As of October 29, 2011, January 29, 2011 and October 30, 2010, there were $8.1 million, $7.3 million and $7.8 million of outstanding letters of credit, respectively.

Borrowings under the Senior Secured Credit Facility are subject to a borrowing base consisting of the sum of (i) 90% of eligible credit card accounts receivable plus (ii) 80% of other eligible accounts receivable plus (iii) the lesser of (x) 70% of eligible inventory (valued at the lower of cost, on a first in first out basis, or market value) or (y) 85% of the appraised net ordinary liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. As of October 29, 2011, there was $70.9 million available to borrow under the Senior Secured Credit Facility.

The Senior Secured Credit Facility places various restrictions on OSH LLC and Guarantors, including, but not limited to, limitations on their ability to incur additional debt, pay dividends, or make distributions, sell assets, or make investments.

The Senior Secured Credit Facility required OSH LLC and the Guarantors to meet specific covenants, including a fixed charge coverage ratio that is triggered when availability reaches a minimum threshold for three consecutive days. Borrowings under the Senior Secured Credit Facility are also subject to a Fixed Charge Coverage Ratio of 1.1 to 1. At any time the fixed charge coverage ratio falls below 1.1, the Company can only borrow up to 90% of the available borrowing base. The Company was in compliance with these covenants as of October 29, 2011, January 29, 2011 and October 30, 2010.

Senior Secured Term Loan — On December 21, 2006, OSH LLC entered into a $200 million senior secured term loan agreement (the “Senior Secured Term Loan”), which requires quarterly principal paydowns (the “Mandatory Payments”) of $0.5 million and has a seven-year term, maturing on December 21, 2013. On January 28, 2011, OSH LLC entered into the first amendment to the Senior Secured Term Loan (the “Senior Secured Term Loan First Amendment”), which resulted in changes to the maximum adjusted leverage ratio covenant (the “Leverage Covenant”), applicable interest rates, definition of EBITDA and excess cash flow prepayment percentage rate.

In addition to the Mandatory Payments, the Company is required to make annual repayments on the Senior Secured Term Loan equal to a defined percentage rate (determined based on the Company’s leverage ratio) of excess cash flows. In accordance with the Senior Secured Term Loan First Amendment, the defined percentage rate of excess cash flows was increased to 75% from 50%. The Company did not make any prepayments pursuant to this requirement in fiscal 2010 or fiscal 2011 and does not anticipate paying any prepayments under this requirement in fiscal 2012.

The Senior Secured Term Loan places various restrictions on OSH LLC and the Guarantors, including, but not limited to, limitations on their ability to incur additional debt, pay dividends, make distributions, sell assets or make investments. The Senior Secured Term Loan requires OSH LLC and the Guarantors to meet specific covenants, including the Leverage Covenant. The Company was in compliance with the Senior Secured Term Loan Leverage Covenants during the first, second and third quarters of fiscal 2011 and all of fiscal 2010.

Real Estate Secured Term Loan — In October 2010, OSH Properties entered into a $50 million real estate secured loan (the “Real Estate Secured Term Loan”) with a group of lenders that required quarterly payments of $0.1 million and that matures in December 2013. On February 17, 2011, OSH Properties entered into the first amendment to the Real Estate Secured Term Loan, which raised the maximum thresholds, as defined by the Real Estate Secured Term Loan, on the Leverage Covenant for certain periods and amended the definition of EBITDA. On December 19, 2011, the Company entered into the first amendment to the Real Estate Secured Term Loan, which, among other things, lowered the minimum principal amount required under the Real Estate Secured Term Loan, which allowed the Company to conduct certain sale and leaseback transactions described in Note 7 below.

The Real Estate Secured Term Loan requires the Company to meet the Leverage Covenant, subject to maximum thresholds established by the Real Estate Secured Term Loan. The Company was in compliance with these covenants during the first, second, and third quarters of fiscal 2011 and all of fiscal 2010.

Change in Control — The Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan each contain an event of default resulting from a change of control, which includes the following: (i) certain mergers, consolidations, sales or transfers of all or substantially all of the assets of OSH LLC and OSH LLC’s subsidiaries to persons other than ACOF, ESL Investments, Inc. (“ESL”) and Sears Holdings; (ii) adoption of a plan of liquidation of OSH LLC; (iii) prior to an initial underwritten public offering of common stock of the Company, Sears Holdings, ESL and ACOF ceasing to collectively hold directly or indirectly at least 50% of the total voting power of all shares of the Company and OSH LLC’s voting capital stock; (iv) following an initial underwritten public offering of common stock of the Company, a person or group, other than Sears Holdings, ESL and ACOF, collectively holding directly or indirectly at least 40% of the total voting power of all shares of the Company and OSH LLC’s voting capital stock and Sears Holdings, ESL and ACOF collectively holding less than such person or group; and (v) the Company’s board of directors not consisting of continuing directors (“Change in Control”).

If, following the Distribution, one or both of ESL and ACOF dispose of all or part of their shareholding in the Company such that their combined total voting power drops below 50%, this may trigger a Change in Control event of default under the Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan. An event of default could trigger certain acceleration clauses and cause those and the Company’s other obligations to become immediately due and payable and the Company may not have sufficient cash funds available to repay its debt obligations upon such a Change in Control.

Immediately following the Distribution:

•	Sears Holdings will not own any capital stock of the Company;

•	ESL will beneficially own approximately 61% of the Company’s outstanding shares of Class A Common Stock and approximately 49% of the general voting power of its capital stock; and

•	ACOF will beneficially own 100% of the Company’s outstanding shares of Class C Common Stock and approximately 20% of the general voting power of its capital stock.

Neither ESL nor ACOF have agreed to maintain their shareholding in the Company following the Distribution.

4.	LIQUIDITY

The Company’s liquidity is dependent upon the continued availability of borrowings under its current financing arrangements. As discussed in Note 3, the Senior Secured Term Loan and Real Estate Secured Term Loan are subject to certain financial and other covenants. As of October 29, 2011, the Company was in compliance with its financial covenants under its financing arrangements, and the Company currently believes that it will continue to be in compliance with these covenants through at least the end of the third quarter of fiscal 2012. However, the decline in the Company’s operating results for the 39 weeks ended October 29, 2011, coupled with continued economic weakness in the markets in which the Company operates, has adversely impacted the Company’s prospective compliance with the financial covenants under the Senior Secured Term Loan and the Real Estate Term Loan. On October 24, 2011, in order to reduce the Company’s leverage, a subsidiary of the Company sold its distribution center located in Tracy, California for cash proceeds of $21.2 million, net of fees and on October 26, 2011, the Company entered into the Appliances Agreement with a subsidiary of Sears Holdings that the Company had planned to enter into at the Distribution, pursuant to which it transferred certain inventory purchased from Sears Holdings to a subsidiary of Sears Holdings, for $1.9 million in cash. Additional actions taken by the Company to further reduce the Company’s leverage include, on December 12, 2011, a subsidiary of the Company completed the sale of all of its interest in the property occupied by its store located in Hollywood, California and on December 20, 2011, a subsidiary of the Company completed the sale of all of its interests in three properties occupied by its stores located in Pismo Beach, California, Cottle Road in San Jose, California, and Capitol Expressway in San Jose, California.

The Company utilized $21.6 million of the proceeds received in the sale and leaseback transactions to pay-down its Real Estate Secured Term Loan and expects to utilize the remainder of the proceeds to pay-down its Senior Secured Term Loan. In connection with that pay-down, the Company expects to enter into an agreement with lenders holding a majority of the principal under the Company’s Senior Secured Term Loan to, among other things, extend the maturity date to December 21, 2015 and to secure improved financial covenants and to make certain other technical amendments.

If the agreement with lenders holding a majority of the principal under the Company’s Senior Secured Term Loan does not occur, the Company seeks to remain in compliance with its financing arrangements and generate sufficient liquidity by executing its sales growth strategy by, among other things, making improvements to its stores and store operations and upgrading and differentiating its product assortment. Notwithstanding the foregoing, the Company continues to examine a number of alternatives with respect to future compliance and liquidity, including asset sales and/or sale-leaseback transactions. In addition, if necessary or advisable, the Company may seek to further renegotiate its financing arrangements in order to remain in compliance while continuing to follow its current business plan, which includes plans for store expansion. In such case, if such renegotiations were necessary but unsuccessful, the Company would expect to take certain actions that would allow it to remain in compliance. Such actions could include, among others, a reduction of capital expenditures by delaying or reducing new store openings and store remodels, a reduction in payroll and benefit costs, deferring certain maintenance and other expenditures, as well as generating additional cash through sale or sale leaseback of certain real estate assets in order to reduce leverage. However, the implementation of these actions could result in slower growth and could potentially reduce future sales.

Notwithstanding the Company’s expectations, if operating results were to continue to decline or if market conditions were to worsen, the Company may be unable to meet its financial covenants, and lenders could demand repayment of the amounts outstanding under its financing agreements. Under such circumstances, no assurances can be given that the Company’s financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all. In addition, any refinancing could be at higher interest rates and may require the Company to comply with more onerous covenants which could further restrict its business operations.

5.	RELATED-PARTY AGREEMENTS

The Company purchases Sears Holdings exclusive brands such as Craftsman, Kenmore, Easy Living, and Weatherbeater directly from Sears Holdings and outside vendors. Purchases of these exclusive brands for the 13 and 39 weeks ended October 29, 2011 and October 30, 2010 are as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Craftsman	$2.6	$3.3	$9.2	$11.0
Kenmore	2.4	2.5	8.0	6.4
Easy Living	0.4	0.5	1.5	1.3
Weatherbeater	0.3	0.4	1.1	0.9

Total	$5.7	$6.7	$19.8	$19.6

For the 13 and 39 weeks ended October 29, 2011, the Company purchased approximately $3.2 million and $11.0 million, respectively, of merchandise directly from Sears Holdings, which represented 56% of total purchases of the exclusive brands for each period. For the 13 and 39 weeks ended October 30, 2010, the Company purchased approximately $3.3 million and $8.6 million, respectively, of merchandise directly from Sears Holdings, which represented 49% and 44%, respectively, of total purchases of the exclusive brands.

Concurrent with the Recapitalization, the Company and Sears Holdings entered into various agreements, including an appliance sales agreement (the “Appliance Sales Agreement”) and a brand sales agreement (the “Brand Sales Agreement”) (collectively, the “Agreements”). The salient terms of the Agreements between the Company and Sears Holdings, all of which have an effective date of November 23, 2005, are as follows:

Appliance Sales Agreement — In 2005, the Company entered into an Appliances Sales Agreement with Sears Holdings that granted the Company the right to purchase from Sears Holdings and to sell certain major branded appliances, including major Kenmore-branded appliances (the “Products”). The Company is permitted to sell the Products at currently identified retail locations and if approved by Sears Holdings, at additional retail locations (the “Appliance Stores”). The price paid by the Company for Products purchased from Sears Holdings equals Sears Holdings’ cost for such Products. If the Appliance Sales Agreement is terminated by Sears Holdings, Sears Holdings has the right, but not an obligation, to purchase all Products held in the Company’s inventory at the last price such Products were sold to the Company. In addition, the Company is required to pay a monthly monitoring fee per Appliance Store to Sears Holdings, which currently approximates $0.1 million per year.

In accordance with Sears Holdings’ policy, the Company is entitled to receive from Sears Holdings an allocation of vendor subsidies earned from the purchase of appliances made on behalf of the Company. These vendor subsidies are based on contractual relationships established between Sears Holdings and the vendor and are applicable only to purchases made by Sears Holdings. For the 13 and 39 weeks ended October 29, 2011, the Company recognized approximately $0.2 million and $0.5 million, respectively, in vendor subsidies. For the 13 and 39 weeks ended October 30, 2010, the Company recognized approximately $0.1 million and $0.3 million, respectively, in vendor subsidies.

The agreement from 2005 was terminated on October 26, 2011, when the Company entered into a new appliances agreement (the “Appliances Agreement”) with a subsidiary of Sears Holdings pursuant to which Sears Holdings has authorized the Company to sell the Products and related protection agreements on a consignment basis as a distributor through its designated retail locations. The Appliances Agreement requires that Sears Holdings pay the Company commissions on the Company’s sales of the Products and the protection agreements for the Products. Commissions for Products varies by Product category and Sears Holdings may in its sole discretion modify from time to time the commission rate for each category of Product but the annual weighted-average aggregate commission rate for all categories of Products for each Sears Holdings fiscal year for the Sears Holdings Authorized Hometown Stores as a group, including the Company, will not be less than a specified rate. The products include specified categories of Kenmore, Bosch, Electrolux, GE, LG, Samsung and Whirlpool branded appliances. The agreement generally incorporates arm’s length terms and conditions, including market-based pricing and term of duration.

Under the Appliances Agreement, the Company transferred to Sears Holdings its entire inventory of major appliances purchased from Sears Holdings for $1.9 million in cash on October 27, 2011, which represented the Company’s cost of the purchased appliances, subject to adjustments based on, among other things, the results of a physical inventory of the purchased appliances and the cost of certain clearance markdowns realized by Sears Holdings during the 60-day period following the effective date of the Appliances Agreement.

The Appliances Agreement has a term of five years. The Company may terminate the Appliances Agreement early for convenience after the first 18 months of the Appliances Agreement or if Sears Holdings fails to comply with any of its material obligations in the Appliances Agreement and the failure remains uncured for 30 days or more following notice. Sears Holdings may terminate the Appliances Agreement early for its convenience by delivering six months’ prior written notice to the Company after the first anniversary of the effective date of the Appliances Agreement or if (a) with respect to a Sears Holdings’ fiscal quarter, the Company sales of Products during the fiscal quarter are not at least 70% of the Company sales of Products during the same fiscal quarter in the prior year or (b) the Company fails to comply with any of its material obligations in the Agreement and the failure remains uncured for 30 days or more following notice. The Appliances Agreement provides that during its term of the Appliances Agreement, the Company will not be able to operate in California other businesses that sell merchandise similar to the Products. The Appliances Agreement also provides that for two years following the end of the term, the Company will not be able to operate a business that competes with Sears Holdings Businesses at, or within ten miles of, its retail locations that sold Products at any time during the term.

Brand Sales Agreement — In 2005, Sears Holdings granted the Company the right to purchase from Sears Holdings and its approved vendors, as well as to sell certain additional products, which include products marketed under Sears Holdings’ exclusive brands, such as Craftsman, Easy Living and Weatherbeater (the “Additional Products”). The price paid by the Company for the Additional Products purchased from Sears Holdings equals Sears Holdings’ cost for such Products.

The agreement from 2005 will be terminated on the Distribution Date, when the Company enters into new brands license agreements (the “Brands Agreements”) with a subsidiary of Sears Holdings to be effective at the Distribution pursuant to which Sears Holdings will allow the Company to purchase a limited assortment of Craftsman products, Easy Living and Weatherbeater paints, Kenmore-branded water heaters and consumer household products directly from vendors. Under the Brands Agreements, the Company will pay specified license fees to Sears Holdings. The Brands Agreements generally will incorporate arm’s length terms and conditions, including market-based pricing and term of duration. Each of the Brands Agreements is expected to have a three-year term and may be extended subject to the mutual agreement of the parties. If the aggregate of the Company’s Craftsman product sales over any 12-month period falls by more than 25% below the preceding 12-month period following the second anniversary of the Distribution, Sears Holdings will be permitted to terminate that Brands Agreement in its sole discretion with 60 days’ notice.

For the 13 and 39 weeks ended October 29, 2011, the Company recognized approximately $0.3 million and $1.0 million, respectively, in royalty expenses. For the 13 and 39 weeks ended October 30, 2010, the Company recognized approximately $0.3 million and $1.0 million, respectively, in royalty expenses.

Stockholders’ Agreement — In November 2005, the Company entered into a stockholders’ agreement with Sears Roebuck and ACOF that was amended and restated as of January 8, 2008 (the “Existing Stockholders’ Agreement”). Pursuant to the terms of the Existing Stockholders’ Agreement, certain of the Company’s preferred stock is issuable to Sears Roebuck. The Company, Sears Holdings and ACOF have agreed that this preferred stock will be issued to Sears Roebuck in the form of the preferred stock described herein, and that Sears Holdings will thereafter distribute such preferred stock to its shareholders in the Distribution. The Existing Stockholders’ Agreement also provides for certain transfer restrictions, governance provisions, registration rights and other matters.

In connection with the Distribution, the Company, ESL, Edward S. Lampert, William C. Crowley and ACOF will amend and restate the Existing Stockholders’ Agreement (as amended and restated, the “Stockholders’ Agreement”), and Sears Roebuck will cease to be a party to the Stockholders’ Agreement. The Existing Stockholders’ Agreement will be terminated and superseded by the provisions of the Stockholders’ Agreement. The Stockholders’ Agreement will be effective immediately following the Distribution and will provide certain rights and obligations to the parties thereto.

6.	CONTINGENCIES

On April 1, 2011, a judgment for $5.1 million by the California Superior Court was entered against the Company in favor of Save Mart Supermarkets (“Save Mart”). The Company recorded a $5.1 million liability and expense in selling and administrative expenses in the condensed consolidated statement of operations for the year ended January 29, 2011. On August 24, 2011, the Company entered into a settlement agreement with Save Mart (the “Settlement Agreement”) to satisfy the $5.1 million judgment, release the Company of all liabilities, and waive all rights of appeals by both parties. The Settlement includes three parts: 1) a $0.5 million cash consideration payable to Save Mart, 2) the amendment and extension of an existing lease between Save Mart and the Company, and 3) the lease of a new property to the Company. Pursuant to the Settlement Agreement, the Company paid the $0.5 million cash consideration and recorded a $1.6 million reduction to this liability, which is classified as a reduction to selling and administrative expense in the condensed consolidated statements of operations.

The Company is party to various legal proceedings arising in the ordinary course of its business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations of the Company.

7.	SUBSEQUENT EVENTS

On December 12, 2011, a subsidiary of the Company completed the sale of all of its interest in the property occupied by its store located in Hollywood, California, which is comprised of a building containing approximately 31,000 square feet of enclosed space, plus approximately 8,000 square feet of nursery and garden area and the underlying land. In connection with the closing of the sale, a subsidiary of the Company entered into a lease agreement with respect to the Hollywood store. The term of the lease began on December 12, 2011 and may be terminated on January 1, 2014, upon six months notice by the Company. The lease may also terminate upon two months notice from the landlord at any time except during February through June of each year. The Company will continue to operate the facility consistent with its existing use throughout the term. The Company has not yet completed its evaluation of the financial impact of these transactions on the Company’s consolidated financial statements.

On December 20, 2011, a subsidiary of the Company completed the sale of all of its interests in the properties occupied by (i) its store located in Pismo Beach, California, which is comprised of a building containing approximately 34,000 square feet of enclosed space, plus approximately 6,000 square feet of nursery and garden area and the underlying land, (ii) its store located on Cottle Road in San Jose, California, which is comprised of a building containing approximately 38,000 square feet of enclosed space, plus approximately 9,000 square feet of nursery and garden area and the underlying land and (iii) its store located on Capitol Expressway in San Jose, California, which is comprised of a building containing approximately 42,000 square feet of enclosed space, plus approximately 11,000 square feet of nursery and garden area and the underlying land. In connection with the closing of the sale, a subsidiary of the Company entered into lease agreements with respect to each of the stores. The term of the Pismo Beach store lease is 16 years, the others are 18 years, beginning on December 20, 2011. The Company will continue to operate the facilities consistent with its existing use throughout the term of each lease. The Company has not yet completed its evaluation of the financial impact of these transactions on the Company’s consolidated financial statements.

The aggregate purchase price received from these four properties was approximately $36 million. The Company expects to pay $3.2 million of additional rent annually with respect to the four leases.

On December 16, 2011, the Company’s Board and the Company’s stockholders approved the adoption of the 2011 Equity Incentive Plan (the “Plan”) and forms of Restricted Stock Agreement and Time-Based Option Agreement for use under the Plan. The Plan provides for the issuance of a maximum of 1.0 million shares of our Class A Common Stock in connection with the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, dividend equivalents, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives.

Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “project,” “estimates,” “plans,” “forecast,” “is likely to” and similar expressions or future or conditional verbs such as “will,” “may,” “would,” “should” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

EXECUTIVE OVERVIEW

We are a specialty retailer primarily focused on homeowners with repair, maintenance and improvement needs. Founded as a purchasing cooperative in San Jose in 1931, as of October 29, 2011, we operated 89 full-service hardware stores in California. Our stores average approximately 43,600 square feet of enclosed space plus approximately 8,300 square feet of nursery and garden area, carrying a broad assortment of merchandise across three primary categories: repair and maintenance, lawn and garden and in-home products. The stores are easy to navigate and convenient to shop, designed to appeal to do-it-yourself customers for home repair and maintenance. We also serve the small professional customer whose purchases are largely motivated by a need for incremental supplies and tools to complete construction projects. We offer customers a unique value proposition comprised of service, selection and convenience. We believe we are California’s “large hardware store.”

Fiscal 2011 represents the year ending January 28, 2012 and fiscal 2010 represents the year ended January 29, 2011.

2011 Third Quarter Financial Highlights

•

For the third quarter of fiscal 2011, net sales were $158.7 million, an increase of $4.2 million, or 2.7% as compared to net sales of $154.5 million for the third quarter of fiscal 2010. The increase in net sales was driven primarily by increased demand for seasonal products. Additionally, net sales were positively impacted by the relocation of an existing store.

•

Comparable store sales increased by 1.5%, which was driven by an increase of 4.8% in average ticket comparables offset by a decline in comparable transaction volume of 3.3% for the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010.

•

Gross margin of $51.5 million, or 32.5% of net sales, for the third quarter of fiscal 2011, as compared to $51.7 million, or 33.5% of net sales, for the third quarter of fiscal 2010. The decrease in gross margin was primarily due to an increase in occupancy costs and inventory shrink costs.

•

Merchandise inventory was $161.2 million at the end of the third quarter of fiscal 2011, a decrease of $4.2 million, or 2.5% as compared to merchandise inventory of $165.4 million at the end of the third quarter of fiscal 2010.

•	During the third quarter of fiscal 2011, we relocated one store in San Jose, California to open our new flagship store prototype.

2011 Third Quarter Business Highlights

We are in the midst of positioning ourselves for future growth and long-term stockholder value. In fiscal 2011, we started to lay the foundation to set us in a new direction to develop and evolve the Orchard brand and implement new business strategies that we believe will lead to positive financial impacts. We are focused on five key initiatives:

•	Project a consistent and compelling brand identity;

•	Drive sales and improve operational efficiencies;

•	Build, develop, and align our talent;

•	Complete our spin-off from Sears Holdings; and

•	Strengthen our financial position.

During the first three quarters of fiscal 2011, we have made strong progress in all of these areas. During the third quarter of fiscal 2011, in particular, some specific achievements in these areas included:

Brand Identity. We opened our flagship store in Princeton Plaza in San Jose, California. This new store prototype offers an updated and innovative customer-friendly design to showcase our merchandise and service offerings. We expect to remodel select existing stores to further test the new prototype in 2012 and we will evaluate the results to determine longer-term remodeling plans. We also began a new and comprehensive product line review process to strengthen our product assortment and optimize margins as we enhance our customers’ shopping experience.

Sales and Operational Efficiencies. With a goal of putting our customers first and simplifying and enhancing the deployment of our associates in our stores for sales activities, we implemented a zone coverage in-store structure and “armed” our associates with radio communications devices to quickly contact other associates in the store. We believe these actions have helped to drive an increase in average ticket. Sales momentum was also helped by more effective promotional initiatives.

Talent Development. We streamlined our field organization into four geographic regions, led by four newly-hired Regional Vice Presidents, to drive faster decision making with greater accountability and alignment. We also continued to focus on attracting and retaining quality store managers. In anticipation of, and to prepare for, the spin-off, we also hired a new Chief Financial Officer and a new General Counsel.

Spin-off. The spin-off from Sears Holdings is scheduled to occur on December 30, 2011.

Financial Position. We entered into a sale-leaseback transaction involving our distribution center in Tracy, California. This transaction allowed us to repay a portion of our debt and reduce the leverage under our financial loan covenants. We also negotiated lease amendments for our corporate headquarters (store support center) and one other store and, as part of those lease amendments, received tenant improvement allowances to help upgrade and remodel those properties.

RESULTS OF OPERATIONS

Our results of operations are presented using key accounting policies that are further described in Note 1 of the Notes to the Unaudited Interim Condensed Consolidated Financial Statements derived from the Company’s audited consolidated financial statements for the fiscal year ended January 29, 2011. Key definitions include:

Revenue Recognition — We recognize revenues from merchandise sales at the later of point of sale or delivery of goods to customers. Merchandise sales are reported net of estimated returns and allowances and customer rebates, excluding sales taxes. The reserve for returns and allowances is calculated as a percentage of sales based on historical return percentages. Net sales are presented net of any taxes collected from customers and remitted to governmental authorities. We also record deferred revenue for the sale of gift cards and recognize this revenue upon the redemption of the gift cards. Comparable sales figures are defined as follows:

1.	Comparable store sales. Measured by the increase or decrease in net sales year over year, excluding new and closed stores and E-commerce.

2.	Comparable transaction volume. Derived from the increase or decrease in the number of transactions year over year, excluding new and closed stores and E-commerce.

3.	Average ticket comparables. Derived using net sales divided by the number of transactions year over year.

A store is included in the calculation of comparable metrics above if it has been opened for at least 12 months, including relocated and remodeled stores. The key metrics discussed above are intended only as supplemental information and are not a substitute for information presented in accordance with generally accepted accounting principles.

Cost of Sales — Cost of sales includes the cost of merchandise, distribution, warehousing and delivery costs and store occupancy costs, offset by vendor allowances and rebates received by us.

Gross Margin — Gross margin is defined as net sales, less cost of sales.

Selling and Administrative Expenses — Selling and administrative expenses primarily include selling and support payroll, advertising and other administrative expenses.

Depreciation and Amortization — Our buildings, furniture, fixtures and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the original term of the lease or the useful life of the improvement, whichever is shorter. Our property and equipment are depreciated using the following estimated useful lives:

Asset type	Life
Buildings and leasehold improvements	15 – 40 years
Furniture, fixtures and equipment	3 – 10 years

Income Taxes — The tax balances and income tax expense recognized by us are based on management’s interpretation of the tax laws of multiple jurisdictions. Income tax expense also reflects our best estimates and assumptions regarding, among other things, the level of future taxable income, interpretation of the tax laws and tax planning. Future changes in tax laws, changes in projected levels of taxable income and tax planning could affect the effective tax rate and tax balances recorded by us. We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws.

Adjusted EBITDA — In addition to our net income (loss) determined in accordance with GAAP, for purposes of evaluating operating performance, we use an Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. The Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

While Adjusted EBITDA is a non-GAAP measurement, management believes that it is an important indicator of operating performance because:

•	EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers gain/(loss) on the sale of assets and impairment to result from investing decisions rather than ongoing operations; and

•

Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results.

Adjusted EBITDA was determined as follows:

(in thousands)	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net (loss) income	$(10,108)	$(430)	$(7,207)	$12,145
Interest expense, net	5,725	4,315	16,794	12,774
Income tax (benefit) expense	(6,971)	(275)	(4,897)	7,764
Depreciation and amortization	7,722	7,801	22,390	23,118
Loss on sale of real property and impairment of assets	14,418	95	14,515	240
Stock-based compensation	59	157	269	359
Other significant items	(1,507)		(1,700)

Adjusted EBITDA	$9,338	$11,663	$40,164	$56,400

The Adjusted EBITDA is not the same as the EBITDA as defined Senior Secured Term Loan.

Other significant items include certain reserves and charges not in the normal course of our operations periodically affecting the comparability of our results. We recorded a $0.4 million severance charge in the 39 weeks ended October 29, 2011 due to changes in our management structure. In the fourth quarter of fiscal 2010, we recorded a $5.1 million legal judgment pursuant to the Save Mart case and $0.5 million in fees. In the first quarter of fiscal 2011, we reversed $0.5 million of the Save Mart accrual as we no longer expected to pay the fees. In the third quarter of fiscal 2011, we entered into a Settlement Agreement with Save Mart and reversed $1.6 million of this accrual.

Impact from the Spin-Off

Following the Distribution, we will operate as a publicly traded company independent from Sears Holdings, which will have a range of impacts on our operations. Historically, we have used the corporate functions of Sears Holdings for a variety of services. We expect to incur increased costs as a result of becoming a publicly traded company independent from Sears Holdings, primarily from higher charges than in the past from Sears Holdings for transition services and from establishing or expanding the corporate support for our business, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, legal, procurement and other services. In addition, we have historically procured appliances and other merchandise from Sears Holdings pursuant to agreements between us and Sears Holdings. We will continue to procure merchandise from Sears Holdings, but will now sell certain appliances and related protection agreements supplied to us by Sears Holdings on a consignment basis, which we expect will result in a reduction in net sales and net income. We also expect an impact on prices for goods and services purchased from third parties as a result of the loss of pricing benefits as a result of Sears Holdings’ buying volume and processes.

13-week period ended October 29, 2011 compared to the 13-week period ended October 30, 2010

Net sales

Net sales increased $4.2 million, or 2.7%, to $158.7 million for the quarter ended October 29, 2011, as compared to $154.5 million for the quarter ended October 30, 2010. The increase in net sales was primarily due to a $1.8 million increase in our lawn and garden category, a $1.6 million increase in our repair and maintenance category, and a $0.7 million increase in our in-home category. The increase in net sales was driven primarily by increased demand for seasonal products. Additionally, net sales were positively impacted by the relocation and opening of our new store prototype in Princeton Plaza in San Jose, California.

Our comparable store sales increased by 1.5% for the quarter ended October 29, 2011. The increase in comparable store sales was driven by an increase of 4.8% in average ticket comparables offset by a decrease in comparable transaction volume of 3.3% for the quarter ended October 29, 2011, as compared to the quarter ended October 30, 2010. We believe the higher average ticket was driven by the sale of bigger ticket items such as appliances, barbeques, and furniture, and the decline in transaction volume was in part due to the continued weakness in consumer demand from volatility in the capital markets and uncertainty around the macro-economic and political environments.

Gross margin

Gross margin decreased $0.2 million to $51.5 million, or 32.5% of net sales, for the quarter ended October 29, 2011, as compared to $51.7 million, or 33.5% of net sales, for the quarter ended October 30, 2010. The decrease of 100 basis points in gross margin was primarily due to higher occupancy costs of 120 basis points. The increase in occupancy was due to rent associated with renegotiated leases, increased store maintenance, and increased insurance reserves as compared to the third quarter in fiscal 2010.

Selling and administrative

Selling and administrative expenses increased $0.5 million for the quarter ended October 29, 2011 to $40.8 million, or 25.7% of net sales, from $40.3 million, or 26.1% of net sales, for the quarter ended October 30, 2010. The increase in selling and administrative expenses was primarily due to a $1.6 million increase in contract services and temporary labor to execute key strategic initiatives and $0.5 million in transition costs related to the spin-off in the quarter ended October 29, 2011, as compared to the quarter ended October 30, 2010. These increases were offset by a non-cash $1.6 million legal benefit as a result of the Settlement Agreement with Save Mart.

Loss on sale of real property

On October 24, 2011, we sold our distribution center located in Tracy, California and recorded a non-cash loss of $14.3 million in connection with the sale.

Depreciation and amortization

Depreciation and amortization decreased $0.1 million to $7.7 million, or 4.9% of net sales, for the quarter ended October 29, 2011, as compared to $7.8 million, or 5.0% of net sales, for the quarter ended October 30, 2010. The slight decrease of $0.1 million of depreciation and amortization expense was primarily due to an increase in fully depreciated assets.

Interest expense, net

Interest expense, net increased $1.4 million to $5.7 million, or 3.6% of net sales, for the quarter ended October 29, 2011, as compared to $4.3 million, or 2.8% of net sales, for the quarter ended October 30, 2010. The increase in interest expense, net was primarily due to the increase in our applicable interest rate spreads as a result of the amendment of both our Senior Secured Term Loan and our Real Estate Secured Term Loan.

Income taxes

Income tax benefit increased $6.7 million to $7.0 million for an effective tax rate of 40.8%, for the quarter ended October 29, 2011, as compared to $0.3 million, for an effective tax rate of 39.0%, for the quarter ended October 30, 2010. The increase in our effective tax rate was primarily due to differences in tax credits applicable year over year.

Adjusted EBITDA

Adjusted EBITDA decreased $2.4 million to $9.3 million, or 5.9% of net sales, for the quarter ended October 29, 2011 as compared to $11.7 million, or 7.5% of net sales, for the quarter ended October 30, 2010. The decrease in Adjusted EBITDA of $2.4 million was primarily due to the increased spending on strategic initiatives and transition costs.

39-week period ended October 29, 2011 compared to the 39-week period ended October 30, 2010

Net sales

Net sales decreased $0.3 million, or 0.1%, to $518.9 million for the first nine months of fiscal 2011, as compared to $519.2 million for the first nine months of fiscal 2010. The decrease in net sales was primarily due to a $1.9 million decline in our repair and maintenance category and a $1.6 million decline in our lawn and garden category, both of which were impacted by unfavorable weather during the months of March and June 2011. Partially offsetting these declines was an increase of approximately $3.2 million of net sales in our in-home category, which was primarily driven by appliances. For the majority of the first nine months of fiscal 2011, we have approximately doubled the number of stores offering appliances as compared to the first nine months of fiscal 2010.

Our comparable store sales decreased by 1.4% for the first nine months of fiscal 2011. The decrease in comparable store sales was driven by a decline in comparable transaction volume of 5.1%, partially offset by an increase of 3.7% in average ticket comparables for the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010. We believe the decline in transaction volume was primarily due to unfavorable weather during the months of March and June 2011, as well as continued weakness in consumer demand resulting from volatility in the capital markets and uncertainty around the macro-economic and political environments. Our average ticket benefited from the sale of bigger ticket items, such as appliances, barbeques and furniture.

Gross margin

Gross margin decreased $8.7 million to $172.5 million, or 33.2% of net sales, for the first nine months of fiscal 2011, as compared to $181.2 million, or 34.9% of net sales, for the first nine months of fiscal 2010. The decrease of 170 basis points in gross margin was primarily due to increases of 60 basis points in markdowns, 70 basis points in occupancy costs, and 40 basis points in inventory shrink costs. The increase in markdowns was primarily due to increased clearance and promotional activities to clear slow moving inventory and increase sales. Occupancy costs for the first nine months of fiscal 2011 were higher as compared to the first nine months of fiscal 2010 due to a favorable deferred rent adjustment in the first nine months of fiscal 2010. Inventory shrink increased in the first nine months of fiscal 2011 as compared to the same period last year due to previous reductions in store staffing.

Selling and administrative

Selling and administrative expenses increased $5.7 million for the first nine months of fiscal 2011 to $131.1 million, or 25.3% of net sales, from $125.4 million, or 24.2% of net sales, for the first nine months of fiscal 2010. The increase in selling and administrative expenses was primarily due to a

$3.0 million increase in contract services and temporary labor to execute key strategic initiatives. Insurance costs also increased by approximately $1.3 million as a result of increases in casualty claim reserves. Other administrative costs increased approximately $3.0 million due to increased travel, display costs, and direct marketing, as well as transition costs related to the spin-off in the first nine months of fiscal 2011, as compared to the first nine months of fiscal 2010. The increase was partially offset by a non-cash legal benefit of $1.6 million as a result of the Settlement Agreement with Save Mart.

Loss on sale of real property

On October 24, 2011, we sold our distribution center located in Tracy, California and we recorded a non-cash loss of $14.3 million in connection with the sale.

Depreciation and amortization

Depreciation and amortization decreased $0.7 million to $22.4 million, or 4.3% of net sales, for the first nine months of fiscal 2011 as compared to $23.1 million, or 4.4% of net sales, for the first nine months of fiscal 2010. The decrease of $0.7 million was primarily due to a capital lease conversion in the first nine months of fiscal 2010 and an increase in fully depreciated assets in the first nine months of fiscal 2011.

Interest expense, net

Interest expense, net increased $4.0 million to $16.8 million, or 3.2% of net sales, for the first nine months of fiscal 2011, as compared to $12.8 million, or 2.5% of net sales, for the first nine months of fiscal 2010. The increase in interest expense, net was primarily due to a $3.3 million increase in interest expense as a result of higher interest rate spreads from the amendment of both the Senior Secured Term Loan and the Real Estate Secured Term Loan. In addition, amortization of deferred financing costs increased by $0.9 million due to increased financing costs from the amendments of our loan agreements.

Income taxes

Income tax benefit of $4.9 million and income tax expense of $7.8 million was recorded for the first nine months of fiscal 2011 and the first nine months of fiscal 2010, respectively. The effective tax rate was 40.5% in the first nine months of fiscal 2011 and 39.0% in the first nine months of fiscal 2010. The change in our effective tax rate was primarily due to differences in tax credits applicable year over year.

Adjusted EBITDA

Adjusted EBITDA decreased $16.2 million to $40.2 million, or 7.7% of net sales, for the first nine months of fiscal 2011 as compared to $56.4 million, or 10.9% of net sales, for the first nine months of fiscal 2010. The decrease in Adjusted EBITDA was primarily due to an $8.7 million decline in gross margin and increased spending on strategic initiatives and transition costs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following table summarizes our cash flows for the 39 week periods ended October 29, 2011 and October 30, 2010 (in thousands):

	39 Weeks Ended
	October 29, 2011	October 30, 2010
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$36,267	$50,488
Cash flows provided by (used in) investing activities	9,981	(10,011)
Cash flows used in financing activities	(29,471)	(41,394)

We believe that our existing cash and cash equivalents, cash flows from our operating activities and available borrowings under our financing arrangements will be sufficient to meet our anticipated liquidity needs for at least the next 12 months. Our liquidity is dependent upon the continued availability of borrowings under our current financing arrangements and certain transactions that we have entered into or may enter into in the future to increase liquidity. The adequacy of our available funds will depend on many factors, including the macroeconomic environment, the operating performance of our Company stores and continued compliance with our financing arrangements.

As discussed below under “Financing Arrangements,” the Senior Secured Term Loan and Real Estate Secured Term Loan are subject to a maximum adjusted leverage ratio covenant (the “Leverage Covenant”). The Leverage Covenant is calculated on the last day of each fiscal quarter as (a) consolidated total funded debt on such date minus unrestricted cash over $3 million (as defined in the Senior Secured Term Loan) to (b) trailing four fiscal quarters adjusted EBITDA (as defined in the Senior Secured Term Loan), which includes debt under our financing arrangements and capital leases. As of October 29, 2011, we were in compliance with the Leverage Covenant under our financing arrangements, and we currently believe that we will continue to be in compliance with this covenant (and other covenants under our financing arrangements) through at least the end of the third quarter of fiscal 2012.

However, the decline in our operating results for the 39 weeks ended October 29, 2011, coupled with continued economic weakness in the markets in which we operate, has adversely impacted our prospective compliance with the financial covenants under the Senior Secured Term Loan and the Real Estate Term Loan. On October 24, 2011, in order to reduce our leverage, a subsidiary of the Company sold its distribution center located in Tracy, California for cash proceeds of $21.2 million, net of fees and on October 26, 2011, we entered into the Appliances Agreement with a subsidiary of Sears Holdings that we had planned to enter into at the Distribution, pursuant to which it transferred certain inventory purchased from Sears Holdings to a subsidiary of Sears Holdings, for $1.9 million in cash. Additional actions taken by us to further reduce our leverage include, on December 12, 2011, a subsidiary of the Company completed the sale of all of its interest in the property occupied by its store located in Hollywood, California and on December 20, 2011, a subsidiary of the Company completed the sale of all of its interests in three properties occupied by its store located in Pismo Beach, California, Cottle Road in San Jose, California, and Capitol Expressway in San Jose, California.

We utilized $21.6 million of the proceeds received in the sale and leaseback transactions to pay-down its Real Estate Secured Term Loan and expect the remainder of the proceeds to pay-down our Senior Secured Term Loan. In connection with that pay-down, we expect to enter into an agreement with lenders holding a majority of the principal under our Senior Secured Term Loan to, among other things, extend the maturity date to December 21, 2015 and to secure improved financial covenants and to make certain other technical amendments.

If the agreement with lenders holding a majority of the principal under our Senior Secured Term Loan does not occur, we seek to remain in compliance with our financing arrangements and generate sufficient liquidity by executing our sales growth strategy by, among other things, making improvements to our stores and store operations and upgrading and differentiating our product assortment. Notwithstanding the foregoing, we continue to examine a number of alternatives with respect to future compliance and liquidity, including asset sales and/or sale-leaseback transactions. In addition, if necessary or advisable, we may seek to further renegotiate our financing arrangements in order to remain in compliance while continuing to follow our current business plan, which includes plans for store expansion. In such case, if such renegotiations were necessary but unsuccessful, the Company would expect to take certain actions that would allow it to remain in compliance. Such actions could include, among others, a reduction of capital expenditures by delaying or reducing new store openings and store remodels, a reduction in payroll and benefit costs, deferring certain maintenance and other expenditures, as well as generating additional cash through sale or sale leaseback of certain real estate assets in order to reduce leverage. However, the implementation of these actions could result in slower growth and could potentially reduce future sales.

Notwithstanding our expectations, if operating results were to continue to decline or if market conditions were to worsen, we may be unable to meet our financial covenants, and lenders could demand repayment of the amounts outstanding under our financing agreements. Under such circumstances, no assurances can be given that our financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to us, if at all. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

Our debt and capital lease obligations as of October 29, 2011, January 29, 2011 and October 30, 2010 are as follows (in millions):

	October 29, 2011	January 29, 2011	October 30, 2010
Senior Secured Credit Facility	$32.0	$48.0	$37.0
Senior Secured Term Loan	172.5	173.5	174.0
Real Estate Secured Term Loan	42.0	50.0	50.0
Capital Lease Obligations	73.5	66.7	67.9

Total Debt and Capital Lease Obligations	$320.0	$338.2	$328.9

Financing Arrangements

Our lending arrangements on and as of October 29, 2011and January 29, 2011 are as follows:

Senior Secured Credit Facility — In December 2006, we entered into an amended and restated five-year, $130.0 million senior secured revolving credit facility (the “Replaced Facility”) with a syndicate of lenders. On January 29, 2010, we amended, restated and extended the Replaced Facility, reducing the revolving commitment to $120.0 million (subject to borrowing base limits). The amendment and restatement bifurcated the facility into a $20.0 million tranche maturing December 2011 with lenders who elected not to extend and a $100.0 million tranche maturing on the earlier to occur of 90 days prior to the maturity of the Senior Secured Term Loan and December 21, 2013 with lenders who elected to extend. As of January 29, 2011, $48.0 million was borrowed under the facility, with approximately $8.0 million due in December 2011 and approximately $40.0 million due in December 2013. As of October 29, 2011, $32.0 million was borrowed under the facility, with approximately $5.3 million due in December 2011 and approximately $26.7 million due in December 2013. We intend to draw funds from extending lenders to repay amounts due to non-extending lenders. The Senior Secured Credit Facility permits us to obtain letters of credit, provided that our obligations with respect to letters of credit issued under our Senior Secured Credit Facility cannot exceed $25.0 million. As of October 29, 2011 and January 29, 2011, we had outstanding letters of credit of $8.1 million and 7.3 million, respectively.

The Senior Secured Credit Facility is available for general corporate purposes. The borrower under the Senior Secured Credit Facility is Orchard Supply Hardware LLC, a wholly owned subsidiary through which we conduct substantially all our operations (“OSH LLC”). The Senior Secured Credit Facility is guaranteed by Orchard Supply Hardware Stores Corporation, and our wholly owned subsidiary, OSH Finance Corporation (together, the “Guarantors”). Borrowings under the Senior Secured Credit Facility are collateralized by a first lien on substantially all of the assets of OSH LLC and the Guarantors, other than the Term Loan Collateral (as defined below), and a second lien on the Term Loan Collateral. Borrowings under the Senior Secured Credit Facility are either base rate (“BR”) loans or Eurodollar loans, at our discretion. BR loans owing to non-extending lenders bear interest at the greater of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., or (b) the federal funds rate plus 0.5%, plus the “BR applicable rate”, with the “BR applicable rate” ranging between 0% to 0.75%. BR loans owing to each extending lender bear interest at the greater of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., (b) the federal funds rate plus 0.5%, or (c) one month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0%, plus the “BR extended term applicable rate”, with the “BR extended term applicable rate” ranging between 1.50%

and 2.25%. Eurodollar loans owing to each non-extending lender bear interest at LIBOR, plus the “Eurodollar applicable rate,” with the “Eurodollar applicable rate” ranging between 1.0% and 1.75%. Eurodollar loans owing to each extending lender bear interest at LIBOR plus the “Eurodollar extended term applicable rate,” with the “Eurodollar extended term applicable rate” ranging between 2.50% and 3.25%. The interest rate spreads applicable to our borrowings fluctuate based upon the performance of OSH LLC and the Guarantors as measured by their leverage ratio. In addition, we are required to pay unused commitment fees, based on OSH LLC’s and the Guarantors leverage ratio; such fees were 0.38% and 0.50% at October 29, 2011 and 0.25% and 0.75% at January 29, 2011, for non-extending lenders and for extending lenders, respectively.

Availability under the Senior Secured Credit Facility is determined pursuant to a borrowing base formula based on inventory and accounts and credit card receivables, subject to certain limitations. The Senior Secured Credit Facility subjects us to certain restrictive covenants, including a fixed charge coverage ratio that is triggered when availability under the Senior Secured Credit Facility reaches a minimum threshold of 10% of the total availability for three consecutive days. The fixed charge coverage ratio requires OSH LLC and the Guarantors to maintain a minimum ratio of 1.1 to 1.0 EBITDAR (EBITDA plus rent expense) to certain fixed charges.

Our Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan impose operating and financial restrictions on us, including, among other things, limitations on our ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends or redeem, repurchase, retire or make distributions in respect of our capital stock;

•	make certain loans, acquisitions, capital expenditures or investments;

•	sell certain assets, including stock of our subsidiaries;

•	enter into sale and leaseback transactions;

•	create or incur liens;

•	consolidate, merge, sell, transfer or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates;

•	undergo a change in control;

•	enter into certain swap agreements;

•	engage in a different type of business, including in the case of the Company, holding assets or liabilities other than holding the stock of OSH LLC;

•	make payments on certain types of debt;

•	enter into agreements that limit the ability of a subsidiary to pay dividends or distributions or make or repay loans or advances or to transfer assets to OSH LLC or guarantee debt of OSH LLC;

•	enter into agreements that limit the ability of OSH LLC and the Guarantors to incur liens on their property;

•	amend certain material documents;

•	make changes to accounting treatment and reporting practices;

•	change the fiscal year; and

•	use proceeds of credit extensions to purchase or carry margin stock.

Senior Secured Term Loan — In December 2006, we entered into a $200 million senior secured term loan agreement (the “Senior Secured Term Loan”), which requires quarterly principal payments of $0.5 million and matures in December 2013. On January 28, 2011, we amended the Senior Secured Term Loan to change the maximum adjusted leverage ratio covenant, applicable interest rates, definition of EBITDA and excess cash flow prepayment percentage rate. In addition to the quarterly principal payments discussed above, in the event we have excess cash flows at the end of a fiscal year, we are required to apply between 25% and 75% of such excess cash flows (reduced by previous voluntary prepayments) to repay outstanding loans. The annual excess cash flow prepayment percentage rate is a percentage of our excess cash flows determined by our leverage ratio. We did not pay any excess cash flow prepayments in fiscal 2010 or 2011 and we do not anticipate making any prepayments in fiscal 2012.

The borrower under the Senior Secured Term Loan is OSH LLC and the loan is guaranteed by the Guarantors. Borrowings under the Senior Secured Credit Facility are collateralized by a first lien on OSH LLC’s and the Guarantors’ subsidiary stock, equipment, real property, intangibles relating to such stock, proceeds and products of the foregoing (the “Term Loan Collateral”) and a second lien on substantially all of OSH LLC’s and the Guarantors’ other assets.

Borrowings under the Senior Secured Term Loan are either alternate base rate (“ABR”) loans or Eurodollar loans, at our discretion. ABR loans bear interest at the greater of (a) the prime rate as publicly announced by JPMorgan Chase Bank, and (b) the federal funds rate, plus 0.5%, plus the “ABR applicable rate”, with the “ABR applicable rate” ranging between 3.50% and 3.75%. Eurodollar loans bear interest at LIBOR, ranging between 4.50% and 4.75% (5.0%, 5.1%, and 3.1% at October 29, 2011, January 29, 2011, and October 30, 2010, respectively). The interest rate spreads applicable to our borrowings fluctuate based upon the Company’s performance as measured by our leverage ratio.

The Senior Secured Term Loan subjects us to certain restrictions, including a maximum adjusted leverage ratio covenant. In addition, the Senior Secured Term Loan requires us to make certain mandatory repayments in connection with the transfer of or damage to property securing the loan or in the event we incur certain types of debt.

The maximum adjusted leverage ratio covenant (as defined in the Senior Secured Term Loan) is calculated on the last day of each fiscal quarter as (a) consolidated total funded debt on such date minus unrestricted cash over $3 million (as defined in the Senior Secured Term Loan) to (b) trailing four fiscal quarters adjusted EBITDA (as defined in the Senior Secured Term Loan). The following table provides our maximum leverage ratio during the remaining term of the Senior Secured Term Loan.

Maximum
For the trailing four fiscal quarters ending	Leverage Ratio
January 29, 2011 through and including May 5, 2012	5.50 to 1.00
August 4, 2012 through and including February 2, 2013	5.25 to 1.00
May 4, 2013 through and including February 1, 2014	4.75 to 1.00

We believe that we were in compliance with the Senior Secured Term Loan covenants, including the maximum leverage ratio, which, at October 29, 2011 and January 29, 2011, were 5.02 to 1.00 and 4.89 to 1.00, respectively. At October 29, 2011 and January 29, 2011, assuming our current level of consolidated total funded debt remains constant, we estimate that a 8.8% and 11.0% or greater decline in our trailing four fiscal quarters adjusted EBITDA, respectively, would cause us to exceed our maximum leverage ratio covenant for that period.

Real Estate Secured Term Loan — On October 27, 2010, we entered into a $50 million real estate secured term loan (the “Real Estate Secured Term Loan”) that requires quarterly payments of $0.1 million and matures in December 2013. The proceeds from the Real Estate Secured Term Loan, together with $33.0 million of available cash and a $37.0 million borrowing on our Senior Secured Credit Facility, were used to repay our then existing $120.0 million commercial mortgage-backed securities loan in full on October 27, 2010. The Real Estate Secured Term Loan requires us to meet the leverage covenant set forth in our Senior Secured Term Loan, subject to certain maximum thresholds. On February 17, 2011, we amended the Real Estate Secured Term Loan to raise the maximum thresholds on the loan’s leverage covenant for certain periods and change the definition of EBITDA. On December 19, 2011, we entered into the first amendment to the Real Estate Secured Term Loan, which lowered the minimum principal amount required under the Real Estate Secured Term Loan and allowed us to conduct certain sale and leaseback transactions.

Interest on the Real Estate Secured Term Loan is based on LIBOR plus 4.25% per annum (4.5% and 4.511% at October 29, 2011 and January 29, 2011, respectively), and is payable in monthly installments. In connection with the Real Estate Secured Term Loan, we entered into an interest rate cap agreement, which establishes a maximum interest rate on the Real Estate Secured Term Loan for LIBOR at 4% with a $25 million notional amount.

The Real Estate Secured Term Loan is secured by a first lien mortgage on 19 properties, which includes 15 properties owned and 4 properties on ground leases, each owned or leased by our wholly owned subsidiary, OSH Properties LLC. The loan is subject to a lapsing prepayment premium and breakage costs in the event we elect to repay all or a portion of the loan early. After closing the transactions described below, the Real Estate Secured Term Loan would be secured by a first lien mortgage on 14 remaining properties, which includes 10 owned properties and 4 on ground leases.

On October 24, 2011, a subsidiary of the Company entered into a Purchase and Sale Agreement pursuant to which a subsidiary of the Company sold for $21.2 million, net of fees, all of its interest in its distribution center located in Tracy,

California, which is comprised of a building containing approximately 458,000 square feet and the underlying land. In connection with the closing of the sale of the distribution center, a subsidiary of the Company entered into a lease agreement with respect to the distribution center. The commencement date of the lease was October 28, 2011. The lease is a 20-year lease and provides for three five-year extension options. The initial base rent under the lease is $1.7 million per year with 10% increases every five years. We recorded a non-cash loss in the amount of $14.3 million on the sale of the distribution center for the 13 weeks ended October 29, 2011. In connection with the transaction, we repaid $7.6 million of the Real Estate Secured Term Loan and removed the distribution center from the loan collateral. We paid $0.1 million in fees, penalties, and interest.

On December 12, 2011, a subsidiary of the Company entered into a Purchase and Sale Agreement to which a subsidiary of the Company’s Hollywood store sold all of its interest in the property occupied by its store located in Hollywood, California. The property is comprised of a building containing approximately 31,000 square feet of enclosed space, plus approximately 8,000 square feet of nursery and garden area and the underlying land. In connection with the closing of the sale, a subsidiary of the Company entered into a lease agreement with respect to the Hollywood store. The term of the lease began on December 12, 2011 and may be terminated on January 1, 2014, upon six months notice by us. The lease may also terminate upon two months notice from the landlord at any time except during February through June of each year. We will continue to operate the facility consistent with its existing use throughout the term. We have not yet completed our evaluation of the financial impact of these transactions on our condensed consolidated financial statements. On December 20, 2011, a subsidiary of the Company entered into a Purchase and Sale Agreement to which a subsidiary of the Company sold all of its interests in the properties occupied by (i) its store located in Pismo Beach, California, which is comprised of a building containing approximately 34,000 square feet of enclosed space, plus approximately 6,000 square feet of nursery and garden area and the underlying land, (ii) its store located on Cottle Road in San Jose, California, which is comprised of a building containing approximately 38,000 square feet of enclosed space, plus approximately 9,000 square feet of nursery and garden area and the underlying land, and (iii) its store located on Capitol Expressway in San Jose, California, which is comprised of a building containing approximately 42,000 square feet of enclosed space, plus approximately 11,000 square feet of nursery and garden area and the underlying land. In connection with the closing of the sale, a subsidiary of the Company entered into lease agreements with respect to each of the stores. The term of the Pismo Beach store lease is 16 years, the others are 18 years, beginning on December 19, 2011. We will continue to operate the facilities consistent with its existing use throughout the term of each lease. We have not yet completed our evaluation of the financial impact of these transactions on our condensed consolidated financial statements. The aggregate purchase price received from these four properties was approximately $36 million. We expect to pay $3.2 million of additional rent annually with respect to these four leases.

On December 19, 2011, OSH Properties entered into the first amendment to the Real Estate Secured Term Loan, which lowered the minimum principal amount required under the Real Estate Secured Term Loan, among other things, and allowed OSH Properties to conduct certain sale and leaseback transactions described above.

Each of the Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan required the payment of upfront and arrangement fees of between 1.0% and 2.25%.

Our Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan each contain an event of default resulting from a change of control default, which includes the following: (i) certain mergers, consolidations, sales or transfers of all or substantially all of the assets of OSH LLC and OSH LLC’s subsidiaries to persons other than ACOF, ESL and Sears Holdings; (ii) adoption of a plan of liquidation of OSH LLC; (iii) prior to an initial underwritten public offering of common stock of the Company, Sears Holdings, ESL and ACOF ceasing to collectively hold directly or indirectly at least 50% of the total voting power of all shares of our and OSH LLC’s voting capital stock; (iv) following an initial underwritten public offering of common stock of the Company, a person or group, other than Sears Holdings, ESL and ACOF, collectively holding directly or indirectly at least 40% of the total voting power of all shares of our and OSH LLC’s voting capital stock and Sears Holdings, ESL and ACOF collectively holding less than such person or group; and (v) our board of directors not consisting of continuing directors (“Change in Control”).

Immediately following the Distribution:

•	Sears Holdings will not own any capital stock of the Company;

•	ESL will beneficially own approximately 61% of our outstanding shares of Class A Common Stock and approximately 49% of the general voting power of our capital stock; and

•	ACOF will beneficially own 100% of our outstanding shares of Class C Common Stock and approximately 20% of the general voting power of our capital stock.

Neither ESL nor ACOF have agreed to maintain their shareholding in the Company following the Distribution. If, following the Distribution, one or both of ESL and ACOF dispose of all or part of their shareholding in the Company such that their combined total voting power drops below 50%, this may trigger a Change in Control event of default under the Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan. An event of default could trigger certain acceleration clauses and cause those and our other obligations to become immediately due and payable and we may not have sufficient cash funds available to repay our debt obligations upon such a Change in Control.

Cash Flows from Operating Activities

For the first nine months of fiscal 2011, we primarily financed our operations and investments with cash generated from operations. Cash provided by operating activities was $36.3 million in the first nine months of fiscal 2011 as compared to $50.5 million in the first nine months of fiscal 2010. The $14.2 million decrease in cash provided by operating activities was primarily due to a decrease of cash provided by merchandise payables of $21.3 million and $5.7 million of additional selling and administrative expenses. This is offset by a $14.9 million in cash provided by merchandise inventories. The decrease in cash provided by merchandise payables was due to an effort in the first nine months of fiscal 2010 to improve the use of working capital. In addition, the increase in cash provided by merchandise inventories was due to our efforts to reduce inventory levels in fiscal 2011.

Cash Flows from Investing Activities

Cash provided by investing activities was $10.0 million for the first nine months of fiscal 2011 as compared to cash used in investing activities of $10.0 million for the first nine months of fiscal 2010. The increase in cash provided by investing activities is primarily due to the sale of our distribution center located in Tracy, California for net proceeds of $21.2 million, on October 24, 2011. The increase in cash used in the purchase of property and equipment is primarily due to new store spending. In the first nine months of fiscal 2011, we spent $11.2 million on capital expenditures, allocated as follows: 50% for new stores, 30% for store improvements, 15% for core technology, and 5% for merchandising.

Cash Flows from Financing Activities

Cash used in financing activities was $29.5 million for the first nine months of fiscal 2011 as compared to $41.4 million for the first nine months of fiscal 2010. On October 27, 2010, we entered into a $50.0 million Real Estate Secured Term Loan agreement, which matures on December 21, 2013, but no later than 91 days prior to the maturity of our Senior Secured Term Loan. The proceeds from the Real Estate Term Loan, together with $33.0 million of available cash and $37.0 million borrowing on our senior secured credit facility, were used to repay our $120 million CMBS Loan in full. In October 2011, we repaid $7.6 million of the Real Estate Secured Term Loan as a result of the sale of our distribution center in Tracy, California, which was a collateral property. In addition, we repaid $16.0 million on the Senior Secured Credit Facility during the first nine months of fiscal 2011.

CONTRACTUAL OBLIGATIONS

At October 29, 2011, January 29, 2011, and October 30, 2010, we had non-cancelable commitments of $0.1 million, $0.2 million and $0.2 million, respectively, related to merchandise purchase contracts and capital projects. Other than in connection with executing operating leases and purchase commitments, we do not have any other off-balance sheet financing that has, or is reasonably likely to have, a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations as of October 29, 2011.

(in millions)	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$246.5	$35.2	$211.3	$—	$—
Capital Lease Obligations (includes interest)	118.0	2.9	23.7	24.0	67.4
Operating Leases	224.0	7.9	61.2	48.0	106.9
Purchase Obligations	0.1	0.1	—	—	—

Total Contractual Obligations	$588.6	$46.1	$296.2	$72.0	$174.3

Certain reserves and contractual obligations were excluded from the table above due to the uncertainty in timing or amounts of such payments. These include $1.7 million of reserves for uncertain tax positions, $7.3 million of casualty insurance reserves, and variable interest on our long-term debt. If both interest rates and debt remain constant, we expect interest obligations to be $11.5 million within the next 12 months. A 25 bps change in interest rates, assuming consistent borrowings, could result in a $0.6 million change in interest obligations annually. A $1.0 million change in debt, assuming consistent interest rates, could result in a $0.1 million change in interest obligations annually. In the past 12 months, we have experienced a 6 bps change in interest rate and a $14.5 million change in debt. If we were to experience the same fluctuation in the following 12 months, it could potentially change our interest obligations by approximately $0.8 million or approximately 7% of the $11.5 million in expected interest obligations.

There are no significant changes to our contractual obligations and off balance sheet arrangements during the first nine months fiscal 2011, with the exception of when we are planning to repay our long-term debt. We have reclassified $20.0 million of our Senior Secured Credit Facility debt from long-term to short-term. In addition, we paid down $29.1 million of our debt in the first nine months fiscal 2011.

The impact of the five sale-leaseback transactions with respect to our distribution center and four stores will be a decrease in annual interest expense associated with the Real Estate Secured Term Loan of approximately $0.9 million. We expect to pay $4.9 million of additional rent annually with respect to these transactions.

OFF-BALANCE SHEET ARRANGEMENTS

For fiscal 2010, we had non-cancelable commitments of $0.2 million related to merchandise purchase contracts and capital projects. Other than in connection with executing operating leases and purchase commitments, we do not have any other off-balance sheet financing that has, or is reasonably likely to have, a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the unaudited interim condensed consolidated financial statements, certain accounting policies require considerable judgment to select the appropriate assumptions to calculate financial estimates. These estimates are complex and subject to an inherent degree of uncertainty. We base our estimates on historical experience, terms of existing contracts, evaluation of trends and other assumptions that we believe to be reasonable under the circumstances. We continually evaluate the information used to make these estimates as our business and the economic environment change. Although the use of estimates is pervasive throughout the financial statements, we consider an accounting estimate to be critical if:

•	it requires assumptions to be made about matters that were highly uncertain at the time the estimate is made, and

•

changes in the estimate that are reasonably likely to occur from period to period or different estimates that could have been selected would have a material effect on our financial condition, cash flows or results of operations.

We believe that the current assumptions and other considerations used to estimate amounts reflected in the unaudited interim condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and the considerations used in estimating amounts, the resulting changes could have a material adverse effect on our condensed consolidated results of operations, and in certain situations, could have a material adverse effect on our financial condition.

The following is a summary of our most critical policies and estimates. See Note 1 of the Notes to the Unaudited Interim Condensed Consolidated Financial Statements and Note 1 to the audited consolidated financial statements contained in our Registration Statement for a listing of our other significant accounting policies.

Merchandise Inventories

Our inventory is valued at the lower of cost or market determined primarily using the retail inventory method (“RIM”). RIM is an averaging method that is commonly used in the retail industry. To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the year’s purchasing activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. We monitor the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.

RIM inherently requires management judgment and certain estimates that may significantly affect the ending inventory valuation, as well as gross margin. The methodologies utilized by us in its application of RIM are consistent for all periods presented. Such methodologies include the development of the cost-to-retail ratios, the groupings of homogenous classes of merchandise, the development of shrinkage and obsolescence reserves, and the accounting for retail price changes. We believe that our RIM provides an inventory valuation that reasonably approximates cost. Among others, two significant estimates used in inventory valuation are the level and timing of permanent markdowns (clearance markdowns used to clear unproductive or slow-moving inventory) and shrinkage. Amounts are charged to cost of sales at the time the retail value of inventory is reduced through the use of permanent markdowns.

Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, fashion and design trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown cadences. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly surrounding the balance sheet date, can have a significant effect on the results of operations.

Vendor Rebates and Allowances

We receive various vendor-funded rebates and allowances through a variety of programs and arrangements intended to offset our costs of promoting and selling certain vendor products. These vendor payments are recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales, as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is deferred until performance of the specified activity is deemed to be complete. For the 13 and 39 weeks ended October 29, 2011, we earned vendor rebates and allowances of $7.5 million and $22.6 million, respectively. For the 13 and 39 weeks ended October 30, 2010, we earned vendor rebates and allowances of $7.9 million and $22.0 million, respectively.

Trade Name Asset Impairment

We review indefinite-lived trade name assets for impairment by comparing the carrying amount of the assets to the sum of undiscounted cash flows expected to be generated by the assets. Potential impairment exists if the carrying amount of trade names is greater than their fair value, which is determined using the relief from royalty method. We did not record any intangible asset impairment charges in any period presented in this Form 10-Q.

The use of different assumptions, estimates or judgments in our trade name asset impairment testing process, such as the estimated future cash flows of the asset and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of the assets, and therefore, impact the related impairment charge. At the 2010 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date would not have changed had the test been conducted assuming: (1) a 100 basis points increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our reporting unit), (2) a 100 basis points decrease in the terminal period growth rate without a change in the discount rate of the reporting unit, or (3) a 10 basis points decrease in the royalty rate applied to the forecasted net sales stream of our assets. If the decline in our net sales continues, this could have a material effect on our trade names valuation and could result in an impairment change.

Our trade name assets, OSH and Orchard Supply Hardware, are not subject to amortization, as management expects the trade names to generate cash flows indefinitely.

The impairment analysis for trade names is performed as of the last day of our November accounting period each year.

Impairment of Long-Lived Assets

Long-lived assets, primarily property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying value of the asset exceeds the expected future cash flows expected to result from the use of the asset, on an undiscounted basis, an impairment loss is recognized. The impairment loss recognized is the excess of the carrying value of the asset over its fair value. The fair market value of these assets is determined using the income approach and Level 3 inputs, which require management to make estimates about future cash flows. We estimate the amount and timing of future cash flows based on historical experience and knowledge of the retail market in which each store operates. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate impairment losses of long-lived assets. Our recorded asset impairment charges have not been and are not expected to be material. However, if actual results are not consistent with our estimates and assumptions used in the calculations, we may be exposed to losses that could be material.

Casualty Insurance Reserves

We have historically participated in Sears Holdings’ insurance programs, which have provided us with comprehensive insurance coverage. On February 25, 2008, we entered into our own insurance contracts for exposures incurred after that date with third-party insurance companies for a number of risks including workers’ compensation and general liability claims. We record insurance reserves based on the expected ultimate settlement value of claims filed and claims incurred but not yet reported. Our estimated claim amounts are discounted using a risk-free rate based on the duration that approximates the expected period to settle such claims. The discount rate used was 4% in each of fiscal years 2010, 2009 and 2008. A 25 basis point change in the risk-free rate would change our reserve by less than $0.1 million. In estimating this liability, we utilized loss trend factors based on company-specific data to project the future loss rate. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes, and claim settlement patterns.

Although we do not expect the amounts ultimately paid to differ significantly from our estimates, insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

Interest Rate Risk

All interest-rate derivative instruments are considered non-trading. At October 29, 2011, 77.0% of our total debt portfolio, including capital leases, was variable rate. Based on the size of this variable rate debt portfolio at October 29, 2011, which totaled approximately $246.5 million, an immediate 100 basis points change in interest rates would have affected annual pretax funding costs by $2.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the 13 weeks ended October 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 1, 2011, a judgment for $5.1 million by the California Superior Court was entered against us in favor of Save Mart Supermarkets (“Save Mart”). On August 24, 2011, we entered into a settlement agreement with Save Mart (the “Settlement Agreement”) to satisfy the $5.1 million judgment, release us of all liabilities, and waive all rights of appeals by both parties. The Settlement includes three parts: 1) a $0.5 million cash consideration paid to Save Mart, 2) the amendment and extension of an existing lease between Save Mart and us, and 3) the lease of a new property to us. Pursuant to the Settlement Agreement during the 13 weeks ended October 29, 2011, we have satisfied the $0.5 million cash consideration and recorded an $1.6 million reduction to this liability.

We are party to various legal proceedings arising in the ordinary course of its business. Based on the information currently available, we are not currently a party to any legal proceeding that management believes would have a material adverse effect on our consolidated financial position or results of operations.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in evaluating the Company and our Class A Common Stock and Preferred Stock. The following risk factors could adversely affect our business, results of operations, financial condition and stock price.

Risks Relating to Our Business

If we fail to offer merchandise and services that our customers want, our revenues may be limited, which would reduce our revenues and profits.

In order for our business to be successful, we must identify, obtain supplies of, and offer to our customers attractive, innovative and high-quality merchandise on a continuous basis. Our products and services must satisfy the desires of our customers, whose preferences may change in the future. If we misjudge either the demand for products and services we sell or our customers’ purchasing habits and tastes, we may be faced with excess inventories of some products and missed opportunities for products and services we chose not to offer. In addition, our revenues may decline or we may be required to sell the merchandise we have obtained at lower prices. This would have a negative effect on our business and results of operations.

The home improvement retail industry is highly competitive and we may be unable to compete effectively.

If we are unable to compete effectively in the highly competitive home improvement retail industry, our business and our results of operations could be materially adversely affected. The home improvement retail industry is highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including warehouse home centers and local hardware stores. We consider The Home Depot, Lowe’s, Ace Hardware and True Value as our primary competitors. Based on publically available information, we believe that in California each of The Home Depot, Ace Hardware and True Value currently has between two to three times as many stores as we do and that Lowe’s has, by number of stores, over 20% more stores in the state than we do. Some of our competitors are actively engaged in new store expansion. Discount retailers such as Walmart, Target and Kmart, and multi-line retailers such as Sears Roebuck, also compete with us in certain product areas. In addition, our garden centers compete against smaller local nurseries. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Many of our competitors have a larger number of stores, more products available online, substantially greater financial, distribution and marketing resources, larger market shares and a more widespread, national presence. Such factors may provide our competitors with greater financial resources to expand, grow and allow for stronger relationships and aggressive pricing with vendors and third-party suppliers. Furthermore, some of our competitors have been aggressively building new stores in locations with high concentrations of our stores and in locations we have targeted for expansion. We expect that as the home improvement retail industry market grows, new competitors will enter the market and competition from established companies will increase.

In addition to competition from Sears Roebuck’s full-line stores, Sears Holdings also owns, franchises and authorizes dealers to operate specialty retail stores, which have product lines that are similar to ours. Following the spin-off, Sears Holdings will not be restricted from competing with us or from opening new Sears Roebuck, Kmart or specialty stores in our markets or in locations we have targeted for expansion.

Our success depends on our ability to differentiate ourselves from our competitors and remain competitive with respect to shopping convenience, availability of merchandise in-stock and customer service. The performance of our competitors, as well as changes in their pricing policies, marketing activities, new store openings and other business strategies, could have a material adverse effect on our business, financial condition and results of operations.

Our business has been and will continue to be affected by worldwide economic conditions and, in particular, California economic conditions; a failure of the economy to sustain its recovery, a renewed decline in consumer-spending levels and other conditions, including inflation, could lead to reduced revenues and gross margins, and negatively impact our liquidity.

Many economic and other factors are outside of our control, including consumer and commercial credit availability, consumer confidence and spending levels, inflation, employment levels, housing sales and remodels, consumer debt levels, fuel costs and other challenges currently affecting the global economy, the full impact of which on our business, results of operations and financial condition cannot be predicted with certainty. The California economy, in particular, has recently been susceptible to slowdowns and recessions. These economic conditions adversely affect the disposable income levels of, and the credit available to, our customers, which could lead to reduced demand for our merchandise. Also affected are our vendors, upon which we depend to provide us with financing on our purchases of inventory and services. Our vendors could seek to change either the availability of vendor credit to us or other terms under which they sell to us, or both, which could negatively impact our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver inventory or other services. Certain of our vendors also are experiencing increases in the cost of various raw materials, such as copper, steel and resin, which could result in increases in the prices that we pay for merchandise, particularly in our plumbing, industrial and electrical categories.

In addition to credit terms from vendors, our liquidity needs are funded by our operating cash flows and, to the extent necessary, borrowings under our credit agreements. The availability of financing depends on numerous factors, including economic and market conditions, our credit ratings, and lenders’ assessments of our prospects and the prospects of the retail industry in general. The lenders under our credit facilities may not be able to meet their commitments if they experience shortages of capital and liquidity and there can be no assurance that our ability to otherwise access the credit markets will not be adversely affected by changes in the financial markets and the global economy.

Continued high rates of unemployment, depressed home prices, reduced access to credit and the domestic and international political situation also adversely affect consumer confidence. Low consumer confidence and the threat, outbreak, or escalation of terrorism, military conflicts or other hostilities may lead to reduced consumer spending, particularly by our customers on many of the discretionary items we sell that relate to home and garden improvement projects. These factors could cause us to increase inventory markdowns and promotional expenses, thereby reducing our gross margins and operating results.

If we do not successfully manage our inventory levels, our operating results will be adversely affected.

We must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory as we seek to maintain in-stock levels and to minimize out-of-stock levels across all product categories. We obtain a portion of our inventory from vendors located outside the United States. Some of these vendors often require lengthy advance notice of our requirements in order to be able to supply products in the quantities we request. This usually requires us to order merchandise, and enter into purchase orders for the purchase and manufacture of such merchandise, well in advance of the time these products will be offered for sale. As a result, we may experience difficulty in responding to a changing retail environment. If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted.

Adverse changes in economic factors specific to the home improvement industry may negatively impact the rate of growth of our revenues and comparable store sales.

Sales of many of our product categories and services are driven by housing turnover and activity level of home and garden improvement projects. The expiration of government stimulus programs specific to the housing sector may adversely affect the rate of housing turnover. Steep declines over recent years in home prices, the increasing number of households with negative equity, increasing mortgage delinquency and foreclosure rates, reduction in the availability of mortgage financing, fluctuations in interest rates on variable rate mortgages, fewer housing starts and significantly lower housing turnover have limited, and may continue to limit, consumers’ discretionary spending. The overall housing environment and related economic factors have diminished consumer confidence levels, which in turn has adversely affected consumer spending on home and garden improvement projects. The impact of these economic factors specific to the home and garden improvement industry is exacerbated by what is expected to be a gradual and prolonged period of economic recovery with slow employment growth, which we believe has and will continue to contribute to year-over-year declines in revenues.

Our revenues may fluctuate for a variety of reasons, which could adversely affect our results of operations.

Our business is sensitive to customers’ spending patterns, which in turn are subject to prevailing economic conditions. Our revenues and results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of other factors affect our revenues and financial performance, including:

•	actions by our competitors, including opening of new stores in our existing markets or changes to the way these competitors go to market online;

•	seasonal fluctuations due to weather conditions;

•	timing and concentration of new store openings and related pre-opening and other start-up costs;

•	changes in our merchandise strategy and mix;

•	changes in population and other demographics; and

•	timing and frequency of our promotional and discounting events.

Accordingly, our results for any one quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may increase or decrease. For more information on our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Extended cold or wet weather in California, particularly in the spring, can have an adverse effect on our operating results.

The sale of a substantial portion of our merchandise depends upon our customers undertaking repair, maintenance and improvement projects in their home and garden. We believe that our customers are more likely to begin such projects during periods of warm and dry weather. Accordingly, we have historically realized a significant portion of our revenues and earnings for the year in the spring selling season, which includes March, April, May and June. In 2009 and 2010, we generated 29% and 30% of our revenues in the second fiscal quarter, respectively. Wet, windy and/or cold weather conditions can reduce foot traffic in our stores. Extended cold or wet weather conditions in California, particularly during the spring months, can significantly reduce our revenues and have a material adverse effect on our results of operations. For example, we believe unseasonably cold and wet weather in March of 2011 had an adverse impact on sales, particularly of our lawn and garden products. Furthermore, lower than anticipated revenues during the spring selling season may cause us to increase inventory markdowns and promotion expenses, thereby reducing our gross margins and operating results.

If we are unable to obtain suitable replacement financing upon the maturing of our existing financing arrangements, our business and results of operations could be adversely affected.

Our business and results of operations depend substantially on our ability to obtain financing for our operations. We currently have the following secured financing arrangements:

•

a Senior Secured Credit Facility with a revolving availability up to $120 million, subject to a borrowing base, $20 million of which expires on December 21, 2011, with the remainder expiring on the earlier to occur of (i) 90 days prior to the maturity of Senior Secured Term Loan and (ii) December 21, 2013;

•	a $200 million Senior Secured Term Loan which matures on December 21, 2013;

•	a $50 million Real Estate Secured Term Loan which matures on the earlier of (i) December 21, 2013 or (ii) 90 days prior to the maturity of the Senior Secured Term Loan.

Current economic conditions have generally adversely impacted the availability, cost and terms of debt financing. There can be no assurance that we will be able to replace our existing financing upon the maturity of our Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan on commercially acceptable terms, or at all. If we are not able to renew or replace our existing financial arrangements when they become due, our costs for borrowings will likely increase and our revenues may decrease, or we could be precluded from continuing our operations at current levels. If we are unable to refinance our Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan prior to their respective maturity dates, we cannot guarantee that we will generate enough cash flow from operations or be able to obtain enough capital to repay our outstanding indebtedness on such dates. In such event, we may need to close or sell stores, sell assets, reduce the number and/or frequency of store openings and improvements, issue capital stock or securities convertible into capital stock or issue debt securities to repay our indebtedness. If implemented, these actions could negatively impact our business, operating results or dilute our capital stock.

If we are unable to comply with the terms of our Senior Secured Credit Facility, Senior Secured Term Loan or Real Estate Secured Term Loan, our business and financial condition would be negatively impacted.

As of October 29, 2011, we were in compliance with the financial covenants under our financing arrangements, and we currently believe that we will continue to be in compliance with these covenants through at least the end of the third quarter of fiscal 2012. However, the decline in our operating results for the 39 weeks ended October 29, 2011, coupled with continued economic weakness in the markets in which we operate, may adversely impact our prospective compliance with the financial covenants under the Senior Secured Term Loan and the Real Estate Secured Term Loan. During the fiscal quarter ended October 29, 2011 (i) we entered into the Appliances Agreement with a subsidiary of Sears Holdings that we had planned to enter into at the Distribution and (ii) we entered into a sale and lease-back transaction with respect to our distribution center located in Tracy, California. In addition, in December 2011, we sold four of our stores and concurrently entered into a short-term lease for each of the properties. We expect the long-term sale-leaseback transaction to generate tenant improvement allowances to help update the stores to enhance the shopping experience for our customers. We anticipate using a portion of the net proceeds to pay down our Senior Secured Term Loan and Real Estate Secured Term Loan, and we also are approaching the lenders under our existing financing arrangements to discuss, among other things, the extension of the maturity date under our Senior Secured Term Loan, improved terms of the financial covenants under our Senior Secured Term Loan and Real Estate Secured Term Loan, and certain technical amendments under each of our Senior Secured Term Loan, Real Estate Secured Term Loan and Senior Secured Credit Facility. For more information regarding our compliance with our financial covenants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Notwithstanding these actions, we continue to examine a number of alternatives with respect to future compliance and liquidity, including asset sales and/or sale-leaseback transactions. In addition, if necessary or advisable, we may seek to strengthen our financial position by monetizing additional owned store properties or by seeking to renegotiate our financing arrangements in order to remain in compliance while continuing to follow our current business plan, which includes plans for store expansion. In such case, if such renegotiations were necessary but unsuccessful, we would expect to modify our business plan in a manner that would allow us to remain in compliance. Such a modification could result in slower growth, a delay of new store openings and the potential for a decline in sales. Notwithstanding our expectations, if our operating results were to continue to decline or if market conditions were to worsen, we may be unable to meet our financial covenants, and lenders could demand repayment of the amounts outstanding under our financing agreements. Under such circumstances, no assurances can be given that our financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to us, if at all. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

We may not have sufficient cash to repay our debt obligations on the occurrence of an event of default resulting from a change in control trigger.

Our Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan contain an event of default resulting from a change of control default, which includes the following: (i) certain mergers, consolidations, sales or transfers of all or substantially all of the assets of OSH LLC and OSH LLC’s subsidiaries to persons other than ACOF, ESL and Sears Holdings; (ii) adoption of a plan of liquidation of OSH LLC; (iii) prior to an initial underwritten public offering of common stock of the Company, Sears Holdings, ESL and ACOF ceasing to collectively hold directly or indirectly at least 50% of the total voting power of all shares of our and OSH LLC’s voting capital stock; (iv) following an initial underwritten public offering of common stock of the Company, a person or group, other than Sears Holdings, ESL and ACOF, collectively holding directly or indirectly at least 40% of the total voting power of all shares of our and OSH LLC’s voting capital stock and Sears Holdings, ESL and ACOF collectively holding less than such person or group; and (v) our board of directors not consisting of continuing directors (“Change in Control”).

Immediately following the Distribution:

•	Sears Holdings will not own any capital stock of the Company;

•	ESL will beneficially own approximately 61% of our outstanding shares of Class A Common Stock and approximately 49% of the general voting power of our capital stock; and

•	ACOF will beneficially own 100% of our outstanding shares of Class C Common Stock and approximately 20% of the general voting power of our capital stock.

Neither ESL nor ACOF have agreed to maintain their shareholding in the Company following the Distribution. If, following the Distribution, one or both of ESL and ACOF dispose of all or part of their shareholding in the Company such that their combined total voting power drops below 50%, this may trigger a Change in Control event of default under the Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan. An event of default could trigger certain acceleration clauses and cause those and our other obligations to become immediately due and payable and we may not have sufficient cash funds available to repay our debt obligations upon such a Change in Control.

Increases in interest rates could adversely affect our operating results.

An increase in prevailing interest rates could adversely affect our operating results. At October 29, 2011, we had approximately $246.5 million aggregate principal amount of variable interest rate indebtedness under our Senior Secured Credit Facility, Senior Secured Term Loan and Real Estate Secured Term Loan. The variable interest rates applicable to this indebtedness are based on several interest rate indexes that fluctuate on a regular basis, including the London Interbank Offered Rate (“LIBOR”) and the prime rate as publicly announced by certain of our lenders and the U.S. federal funds rate. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. As a protection against rising interest rates, we have entered into an interest rate cap agreement with respect to our real estate secured term loan with a notional amount of $25 million, capping LIBOR at 4%. The cap agreement does not eliminate interest rate volatility for the remainder of our variable rate indebtedness. In the future, we may enter into interest rate swaps or additional cap contracts to reduce interest rate volatility. The terms of our cap agreement with respect to our real estate secured term loan or such additional agreements as we may enter to reduce interest rate volatility, may be unfavorable to us depending on rate movements and may not completely protect us from increased interest expense in particular situations.

Our substantial leverage may place us at a competitive disadvantage in our industry.

We are substantially leveraged and have significant debt service obligations. At October 29, 2011, our outstanding debt (excluding capital leases) was approximately $246.5 million. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

•

we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements;

•	our interest expense could increase if prevailing interest rates increase, because a substantial portion of our debt bears interest at floating rates;

•

our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•

our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•

our level of debt may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•	covenants in our debt instruments limit our ability to pay dividends or make other restricted payments and investments.

Servicing our debt requires a significant amount of cash and our ability to generate cash may be affected by factors beyond our control.

We may be unable to generate sufficient cash flow from operations or to obtain future borrowings under our credit facilities or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our debt on or before maturity, sell assets, or borrow more money, which we may not be able to do on terms satisfactory to us or at all. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs. If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing or sell assets. A default on any of our debt obligations could trigger certain acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our other outstanding debt.

Credit rating downgrades could increase our financing costs and negatively affect our access to capital.

Our credit ratings may affect our cost of financing and our ability to access financing sources. In June 2011, our credit ratings were downgraded by two nationally recognized statistical rating organizations. Rating agencies revise their ratings for the companies that they follow from time to time and our ratings may be revised or withdrawn in their entirety at any time. Any further credit rating downgrade could increase our financing costs and could limit our access to financing sources.

If our stores or distribution center experience catastrophic damage and loss due to natural disasters, our operations would be seriously harmed.

Each of our stores, our store support center and our distribution center are located in California in areas that are susceptible to earthquakes and other natural disasters, such as wildfires, floods and tsunamis. If any of our facilities, and in particular our distribution facility in Tracy, California, were to experience catastrophic damage and loss, it could disrupt our store operations, delay shipments of our merchandise, reduce our revenue and result in large expenses to repair or replace our facilities. The occurrence of any of these natural disasters could have a material adverse impact on our business, results of operations and financial condition.

We currently rely on a single distribution center. The loss or disruption of operations at our centralized distribution center or our failure in the future to expand or add additional distribution facilities could have an adverse effect on our business, operations and operating results.

A majority of our inventory is shipped directly from our suppliers to a single centralized distribution center that we lease in Tracy, California, where the inventory is then received, sorted and shipped to our stores. Our operating results depend on the orderly operation of our receiving and distribution processes, which in turn depend upon on our private fleet of leased tractors, leased and owned trailers, third-party common carriers and our effective management of our distribution facilities. We may not anticipate all the changing demands that our expanding operations will impose on our receiving and distribution system, and events beyond our control, such as disruptions in operations due to fire, earthquakes or other catastrophic events. In addition, shipping problems or labor disagreements may result in delays in the delivery of merchandise to our stores.

If we expand our retail store base, we may need to expand our distribution facilities, therefore we may need to acquire, construct or lease additional distribution facilities in other geographic locations to accommodate a planned expansion. An expansion of our distribution facilities will require significant capital investment, costs and time and could place increased demands on our financial, managerial and operational resources. We may also need to invest in additional information technology to achieve a unified receiving and distribution system.

While we maintain insurance, in the event our distribution center were to be shut down for any reason or if we were to incur higher costs and longer lead times in connection with a disruption at our distribution center, our insurance may not be sufficient, and insurance proceeds may not be timely paid to us.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in these systems could harm our ability to run our business.

Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that result in the compromise of confidential customer data, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our customers may be harmed. Our ability to maintain sufficient inventory levels in our stores is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

We rely on third parties to provide us with services in connection with the administration of certain aspects of our business.

We have entered into agreements with third-party service providers (both domestic and international) to provide processing and administrative functions over a range of areas, and we may continue to do so in the future. These areas include credit card processing, e-commerce services, payroll following the spin-off and product returns. Services provided by third parties could be interrupted as a result of many factors, such as acts of God or contract disputes. Any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our business and have an adverse effect on our business and operating results.

We could incur charges due to impairment of intangible and long-lived assets.

As of October 29, 2011 we had intangible asset balances of $139.4 million, which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of $107.6 million of our trade names and $31.8 million of favorable leasehold rights. Failure to achieve sufficient levels of cash flows could result in impairment charges for our trade names. If the decline in our revenues continues, this could have a material effect on our trade name valuation and could result in an impairment charge. Our long-lived assets, primarily building and fixtures at our stores and favorable leasehold rights, are also subject to testing for impairment. A significant amount of judgment is involved in our impairment assessment. Failure to achieve sufficient levels of cash flow could result in impairment charges for intangible assets or fixed assets, which could have a material adverse effect on our results of operations.

Our failure to retain our senior management team and to continue to attract qualified new personnel could adversely affect our results of operations.

We depend on the talents and continued efforts of our senior management team. We do not maintain key-man life insurance on any of our executives and do not have employment agreements with any of our executives. The loss of one or more of the members of our senior management may disrupt our business and materially adversely affect our results of operations. Furthermore, our ability to manage our further expansion will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and store personnel. We believe that having store personnel who are knowledgeable and experienced in home repair matters has been an important factor in our historical success and we believe it will continue to be important to growing our business. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

Persons associated with members of our board of directors following the distribution, whose interests may be different than your interests, will exert substantial influence over us.

A member of our board of directors who is associated with ESL (the “ESL Director”) will, following the Distribution, beneficially own approximately 61% of our outstanding shares of Class A Common Stock and approximately 49% of the general voting power of our capital stock. Persons associated with directors elected by holders of our Class B Common Stock and Class C Common Stock (the “Class B/C Directors”) will, following the Distribution, beneficially own 100% of our outstanding shares of Class C Common Stock and approximately 20% of the general voting power of our capital stock. Accordingly, such persons, and thus the Class B/C Directors and ESL Director have substantial influence over many, if not all, actions to be taken or approved by our stockholders, including any transactions involving a change of control. In addition, persons associated with the ESL Director will have substantial influence over the election of our eight directors elected by the holders of Class A Common Stock and persons associated with the Class B/C Directors will have the power to direct the election of our two directors elected by the combined vote of the Class B Common Stock and the Class C Common Stock (the outstanding shares of our Class B Common Stock will, following the Distribution, have less than 0.5% of the voting power of our capital stock).

The interests of such persons associated with the ESL Director and the Class B/C Directors, which have investments in other companies that may compete with us, including Sears Holdings, may from time to time diverge from the interests of our other stockholders, particularly with regard to new investment opportunities. In addition, this substantial influence may have the effect of discouraging offers to acquire our Company because the consummation of any such acquisition would likely require the consent of such persons.

We may be subject to product liability claims if people or properties are harmed by the products we sell or the services we offer.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. We also provide various services, which could also give rise to such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature, as well product recalls, could also have a negative impact on customer confidence in the products we stock and in our reputation, our business and our operating results.

We may be subject to periodic litigation and other regulatory proceedings. These proceedings may be affected by changes in laws and government regulations or changes in the enforcement thereof.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business or products we sell or have sold. These proceedings may be in jurisdictions with reputations for aggressive applications of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws, including wage and hour laws. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company and could affect the future premiums we would be required to pay on our insurance policies. Further, changes in governmental regulations could have adverse effects on our business and subject us to additional regulatory actions.

On April 1, 2011, a judgment for $5.1 million by the California Superior Court was entered against us in favor of Save Mart Supermarkets (“Save Mart”). We recorded a $5.1 million liability and expense in selling and administrative expenses in the condensed consolidated statement of operations for the year ended January 29, 2011. On August 24, 2011, we entered into a settlement agreement with Save Mart (the “Settlement Agreement”) to satisfy the $5.1 million judgment, release us of all liabilities, and waive all rights of appeals by both parties. The Settlement includes three parts: 1) a $0.5 million cash consideration payable to Save Mart, 2) the amendment and extension of an existing lease between Save Mart and us, and 3) the lease of a new property to us. Pursuant to the Settlement Agreement during the 13 weeks ended October 29, 2011, we have satisfied the $0.5 million cash consideration and recorded a $1.6 million reduction to this liability. For a description of certain current legal proceedings, see “Legal Proceedings.”

We intend to open new stores at an increased rate compared to recent years, which could strain our resources and have a material adverse effect on our business and financial performance.

Our future growth depends in part on our ability to successfully open and operate new stores profitably. As of October 29, 2011, we operated 89 full-service hardware stores in California. We opened four new stores in California within the past three years. We opened one new store in 2011 and anticipate opening additional new stores in 2012. We intend initially to open these new stores within California; however, we may expand into locations outside of California. Expanding our store base will require us to invest significant financial resources and place increased demands on our management, operational and administrative infrastructure. In addition, our planned expansion will require us to increase continually the number of people we employ, as well as to expand and upgrade our management information, inventory tracking and other systems. Successfully opening a new store is a significant operational and administrative challenge. It is possible that we may not foresee all of the problems that could arise during a store opening or realize the expected benefits of opening a particular store. An increased number of stores may also make it more difficult for us to maintain our customer service standards and develop and implement the financial controls and procedures and reporting systems that will be required of us as a public company. If we fail to meet these increased demands and operating complexities, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to regulations that impact our business and a failure to comply with such regulations could lead to lawsuits or regulatory actions against us.

Operating in California exposes us to a particularly challenging regulatory environment, with aggressive enforcement efforts by private litigators in several areas of law, including, without limitation, environmental laws, consumer protection laws, employment laws, anti-discrimination laws, and wage and hour regulations and laws. This strict regulatory and litigation environment requires the Company to maintain a heightened compliance effort and exposes us to defense costs, possible fines and penalties, and liability to private parties for monetary recoveries and attorneys’ fees, any of which could have an adverse effect on our business and results of operations.

California and federal employment and labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. We are currently, and from time to time in the past have been, the subject of lawsuits by certain of our employees alleging various violations of these regulations, including suits alleging that we wrongfully denied certain of our employees overtime wages or that we unlawfully deducted costs for workers compensation expenses. A determination that we do not comply with these laws or other related laws could harm our profitability or business reputation. Future government-imposed increases in minimum wages, overtime pay, paid leaves of absence or mandated health benefits could also materially and adversely affect us.

From time to time we are subject to claims of employment discrimination, unlawful employment practices and Americans with Disabilities Act claims.

If we do not maintain the security of our customer, associate or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

Any significant compromise or breach of customer, associate or company data security either held and maintained by the Company or our third-party providers could significantly damage our reputation and result in additional costs, lost sales, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. A data security breach could negatively impact our business and our results of operations.

If we are unable to renew or enter into new store leases on competitive terms our revenue or results of operations could be negatively impacted.

As of October 29, 2011, we leased 75 store locations under long-term agreements. If our cost of leasing existing stores increases, we may be unable to maintain our existing store locations as leases expire. Our profitability may decline if we fail to enter into new leases on competitive terms or at all, or we may not be able to locate suitable alternative stores or additional sites for our new store expansion in a timely manner. Furthermore, a small number of our leases will expire within the next ten years and some do not grant us any rights to renew the lease. A failure to renew or enter into new leases could reduce our revenue and negatively impact our results of operations.

We are required to comply with increasingly stringent federal, state and local environmental laws and regulations, the cost of which is likely to increase and may adversely affect our results of operations, cash flow or financial condition.

Our operations, properties and the products we sell are subject to various federal, state and local environmental laws and regulations. These laws and regulations not only govern our current operations, properties and the products we sell, but also impose potential liability on us for our past operations. We expect environmental laws and regulations to impose increasingly stringent requirements upon our industry and us in the future. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.

If we fail to timely and effectively obtain shipments of product from our vendors and deliver merchandise to our customers, our operating results will be adversely affected.

We cannot control all of the various factors that might affect our timely and effective procurement of supplies of product from our vendors and delivery of merchandise to our customers. A majority of the products that we purchase, domestically or overseas, must be shipped to our distribution center in Tracy, California. Our utilization of foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution center, work stoppages including as a result of events such as longshoremen strikes, transportation and other delays in shipments including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered to us through airfreight, which is significantly more expensive than standard shipping by sea. As a result, we may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, we may not be able to timely receive merchandise from our vendors or deliver our products to our customers.

We rely upon proprietary and third-party land-based carriers for merchandise shipments to our facility in Tracy, California and from this facility to our stores. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather and increased transportation costs, associated with such carriers’ ability to provide delivery services to meet our inbound and outbound shipping needs. In addition, if the cost of fuel continues to rise or remains at current levels, the cost to deliver merchandise from the distribution center to our stores may rise which could have an adverse impact on our profitability. Failure to procure and deliver merchandise either to us or to our customers in a timely, effective and economically viable manner could damage our reputation and adversely affect our business. In addition, any increase in distribution costs and expenses could adversely affect our future financial performance.

We rely on foreign sources for merchandise, and our business may therefore be negatively affected by the risks associated with international trade.

A portion of our merchandise is purchased from foreign vendors, either directly by us or indirectly by our distributors who, in turn, sell this merchandise to us. We believe that in order to remain competitive we must maintain or increase the portion of merchandise purchased from such vendors. This reliance on foreign vendors results in our facing risks inherent in purchasing from foreign suppliers, including:

•	economic and political instability in countries where these vendors are located;

•	increases in shipping costs;

•	transportation delays and interruptions;

•	adverse fluctuations in currency exchange rates; and

•	changes in U.S. and foreign laws affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws.

Any increase in cost to us of merchandise purchased from foreign vendors or restriction on the merchandise made available to us by such vendors could have an adverse effect on our business and operating results.

If our relationships with our vendors were to be impaired, it could have a negative impact on our competitive position and our business and financial performance.

Most of our vendor arrangements are not long-term agreements, and, therefore, our success depends on maintaining good relations with our vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our new stores. If we fail to strengthen our relations with our existing vendors or to enhance the quality of merchandise they supply us, or if we cannot maintain or acquire new vendors of favored brand name merchandise, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, our inability to stock our stores with new and desired merchandise at attractive prices could result in lower revenues and decreased customer interest in our stores, which, in turn, would adversely affect our financial performance. In addition, we may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. During fiscal 2010, branded products acquired under license from Sears Holdings, including Kenmore and Craftsman products, accounted for approximately 6% of total purchases of all inventory from all vendors. Merchandise supplied to stores by our top ten suppliers accounted for approximately 24.4% of our total purchases. The loss of or a reduction in the amount of merchandise made available to us by Sears Holdings or by these other key vendors could have an adverse effect on our business and operating results.

Our ability to obtain commercial insurance at acceptable prices, or at all, may increase our costs and lower our operating results.

We believe that extensive commercial insurance coverage is prudent for risk management. Prior to the Distribution, we obtain our umbrella insurance policy and several other policies through policies obtained by Sears Holdings and we benefit from the lower insurance premiums that Sears Holdings is able to obtain. Upon our spin-off from Sears Holdings, we will no longer be covered under these Sears Holdings policies and we will be required to obtain independent insurance coverage for replacement of these policies. We may be unable to obtain adequate insurance coverage for such replacement policies at reasonable costs or at all and, in any event, anticipate that the cost of our insurance will increase significantly as compared to the amounts we were charged when our insurance was provided under Sears Holdings’ plans. In addition, for certain types or levels of risk, such as risks associated with earthquakes or terrorist attacks, we might determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we might choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. If we suffer a substantial loss that is not covered by commercial insurance, the loss and attendant expenses could have a material adverse effect on our operating results. Also, insurance may not be available in the future with the scope of coverage and in amounts of coverage adequate to insure against such risks and disturbances.

Risks Relating to our Relationship with and Separation from Sears Holdings

Following the Distribution, we will continue to depend on Sears Holdings to provide us with many key services for our business and we will be required to develop our own systems quickly and cost-effectively.

Prior to the Distribution, we have been operating as an indirect majority-owned subsidiary of Sears Holdings, and certain key services required by us for the operation of our business are currently provided by Sears Holdings. We have or will have, prior to the completion of the Distribution, entered into agreements with Sears Holdings or its subsidiaries related to the Distribution including, among others, the Distribution Agreement, Transition Services Agreement, Appliances Agreement and Brands Agreements.

Pursuant to the Transition Services Agreement, a subsidiary of Sears Holdings will provide us with accounting, human resources, certain employee benefits, logistical and supply chain, information technology, environmental and safety program, risk management and insurance and inventory support services. The Transition Services Agreement will continue for a period not to exceed twelve months from the date of the Distribution. We will pay the fees, expenses and taxes incurred by Sears Holdings or its subsidiaries in connection with its provision of the services as set forth in the Transition Services Agreement. The Transition Services Agreement may be terminated (i) by mutual agreement of the parties, (ii) for cause by either party, (iii) for convenience by us upon sixty days’ prior written notice to Sears Holdings or (iv) the sixtieth day following our receipt of written notice from Sears Holdings terminating the agreement due to a change in control of us.

We believe it is necessary for Sears Holdings to provide these services to us under the Transition Services Agreement to facilitate the efficient operation of our business as we transition to becoming an independent publicly traded company. We will, as a result, initially be dependent on our relationship with Sears Holdings for transitional services following the Distribution. Although Sears Holdings is contractually obligated to provide us with these services until at least the first anniversary of the Distribution, these services may not be provided at the same level as when we were part of Sears Holdings, and we may not be able to obtain the same benefits. When Sears Holdings is no longer obligated to provide these services to us, we may not be able to replace these transitional services on terms and conditions, including costs, as favorable as those we will receive from Sears Holdings.

As a publicly traded company independent from Sears Holdings, we may experience increased costs resulting from a decrease in the purchasing power we currently have as a result of being a subsidiary of Sears Holdings.

Prior to our separation from Sears Holdings, we are able to take advantage of Sears Holdings’ size and purchasing power in procuring services, including insurance, advertising, shipping and receiving, logistics, store maintenance contracts, employee benefit support, credit and debit card interchange fees and other services. As a result of our separation from Sears Holdings, we will be a smaller company than Sears Holdings and we will not have access to financial and other resources comparable to those available to us prior to the Distribution. As a company independent from Sears Holdings, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the Distribution, which could increase our costs and reduce our profitability.

We may have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with Sears Holdings.

The agreements related to our spin-off from Sears Holdings, including the Distribution Agreement, Transition Services Agreement, Appliances Agreement and Brands Agreements, have been negotiated in the context of our separation from Sears Holdings while we are still a majority owned indirect subsidiary of Sears Holdings. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements being negotiated in the context of our spin-off are related to, among other things, the principal actions needed to be taken in connection with the spin-off, indemnification and other obligations among Sears Holdings and us and the nature of the commercial arrangements between us and Sears Holdings following the Distribution. We may have received better terms from third parties because third parties may have competed with each other to obtain the right to enter into certain of these agreements with us. However, these agreements generally incorporate arm’s length terms and conditions, including market-based pricing and term of duration.

Conflicts may arise between Sears Holdings and us in a number of areas relating to our past and ongoing relationships, including:

•	business opportunities that may be attractive to both Sears Holdings and us;

•	the nature, quality and pricing of transitional services Sears Holdings has agreed or will agree to provide to us;

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Sears Holdings;

•	major business combinations involving us;

•	employee retention and recruiting; and

•	intellectual property matters.

Currently, Sears Roebuck, Kmart stores, and certain specialty retail stores owned by Sears Holdings or that are operated by franchisees and dealers authorized by Sears Holdings have product lines that are similar to ours. Following the Distribution, Sears Holdings is under no contractual obligation not to compete with us or from opening new Sears Roebuck, Kmart or specialty stores in locations we have targeted for expansion. In addition, our ability to sell merchandise under Sears Holdings’ proprietary brands, such as Craftsman, Easy Living, Kenmore and Weatherbeater, will be subject to the terms of the Appliances Agreement and Brands Agreements. The Appliances Agreement grants Sears Holdings control over the assortment of merchandise available to us and may therefore affect our use of floor space and the type of merchandise available to our customers.

Risks Relating to Our Class A Common Stock and Preferred Stock and the Distribution

Becoming a public company will increase our expenses and administrative burden, in particular to bring our Company into compliance with certain provisions of the Sarbanes Oxley Act of 2002, to which we are not currently subject.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, and legal and human resources related functions. In anticipation of becoming a public company, we will need to create or revise the roles and duties of our board committees, adopt additional internal controls and disclosure controls and procedures, retain a transfer agent and adopt an insider trading policy in compliance with our obligations under the securities laws.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and related regulations implemented by the SEC and NASDAQ are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We are currently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. The costs of compliance or our failure to comply with these laws, rules and regulations could adversely affect our reputation, financial condition, results of operations and the price of our Class A Common Stock and Preferred Stock.

We also expect that being a public company subject to these rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified executive officers and qualified persons to serve on our board of directors, particularly to serve on our audit committee.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and the market price of our Class A Common Stock and Preferred Stock.

As a public company, we will be required to document and test our internal control over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which will require annual management assessments of the effectiveness of our internal control over financial reporting and, beginning with our annual report on Form 10-K for the year ending February 2, 2013, a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are also important to the operation of our business. We also expect that the imposition of these regulations will increase our legal and financial compliance costs and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal control over financial reporting, then investors could lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our Class A Common Stock and Preferred Stock. In addition, if we do not maintain effective internal controls, we may not be able to accurately report our financial information on a timely basis, which could harm the trading price of our Class A Common Stock and Preferred Stock, impair our ability to raise additional capital, or jeopardize our continued listing on the NASDAQ Capital Market or any other stock exchange on which our Class A Common Stock and Preferred Stock may be listed.

We do not expect to pay dividends for the foreseeable future.

We do not expect to pay cash dividends on our Class A Common Stock or any other shares of our capital stock for the foreseeable future. In addition, the terms of the Preferred Stock do not entitle the holders thereof to any dividends. We currently intend to retain any future earnings for use in the business. Further, our current credit arrangements generally prohibit our paying of cash dividends. As a result, you may not receive any return on an investment in our capital stock in the form of dividends. The terms of the Preferred Stock will provide that dividends and other distributions may not be paid on any shares of our capital stock until all outstanding shares of the Preferred Stock have been redeemed or repurchased unless such dividend or distribution (i) has been unanimously approved by our board of directors, (ii) relates to a “poison pill” stockholder rights plan or (iii) is a distribution of cash in lieu of fractional shares made in connection with the Distribution.

Our Class A Common Stock and Preferred Stock may have a low trading volume and limited liquidity, resulting from a lack of analyst coverage and institutional interest.

Our Class A Common Stock and Preferred Stock may receive limited attention from market analysts. Lack of up-to-date analyst coverage may make it difficult for potential investors to fully understand our operations and business fundamentals, which may limit our trading volume. In addition, if neither ESL nor ACOF is actively trading our Class A Common Stock, our trading volume may be limited. The Stockholders’ Agreement will provide that during the period beginning on the date of the spin-off and ending on the date that is the earlier of (i) the date that ACOF completes the acquisition of an aggregate number of additional shares of common stock equal to 15% of the total shares of common stock outstanding as of such date and (ii) the date that is six months from the date on which the distribution agent has completed the electronic issuance of all of the shares of our Class A Common Stock in connection with the spin-off (with such period subject to extension upon certain circumstances detailed in the Stockholders’ Agreement), none of the Company, ESL, Edward S. Lampert or William C. Crowley, nor any of their affiliates will (i) acquire, directly or indirectly, any securities of ours or our subsidiaries or (ii) knowingly or intentionally hinder or inhibit ACOF from making any such purchases of our securities, subject to certain restrictions. Such limited liquidity may impede the development of institutional interest in our Class A Common Stock and Preferred Stock, and could limit the value of our Class A Common Stock and Preferred Stock. Additionally, low trading volumes and lack of analyst coverage may limit your ability to resell your stock. Low trading volume may be particularly pronounced in the case of shares of our Preferred Stock because such shares will only be quoted on the OTCQB, the “Pink Sheets” or another OTC quotation system where there is generally less liquid trading and less participation by market makers.

Our principal stockholders have substantial control over us following the Distribution and, among other things, they could delay or prevent a change in corporate control and may have interests different than yours.

We will have four classes of capital stock following the Distribuiton:

•	Class A Common Stock, which is entitled to one vote per share and which elects eight members of our board of directors;

•	Class B Common Stock, which is entitled to one-tenth of a vote per share and which, together with our Class C Common Stock, elects two members of our board of directors;

•	Class C Common Stock, which is entitled to one vote per share and which, together with our Class B Common Stock, elects two members of our board of directors; and

•	Preferred stock, of which the Preferred Stock is a series and which does not have voting rights.

As of the Distribution, ESL will own approximately 61% of our outstanding Class A Common Stock, representing approximately 61% of Class A Common Stock voting power and approximately 49% of the general voting power of our outstanding capital stock, and will own approximately 61% of our outstanding Preferred Stock, which is our outstanding nonvoting capital stock. As of the Distribution, ACOF, will own 100% of our outstanding Class C Common Stock, representing approximately 99% of the collective voting power of our Class B Common Stock and Class C Common Stock voting together and approximately 20% of the voting power of our outstanding capital stock. Pursuant to our Amended and Restated Certificate of Incorporation that will be in effect at the Distribution, at any time that ACOF owns a number of shares of our Class B Common Stock and Class C Common Stock representing in the aggregate a percentage of our outstanding common stock that is less than 10% but equal to or greater than 5% (calculated without reference to any shares of capital stock issued or issuable after the Distribution), then the Class C Common Stock, voting together with the Class B Common Stock as a single class, shall have the right to elect only one director. If at any time ACOF owns a number of shares of our Class B Common Stock and Class C Common Stock representing in the aggregate a percentage of our outstanding common stock that is less than 5% (calculated without reference to any shares of capital stock issued or issuable after the Distribution), then there shall no longer be separate classes of directors and all classes of our capital stock entitled to vote for directors would vote together as a single class.

As a result of their respective capital stock ownership, as of the distribution date, ESL and ACOF acting together would have the ability to control the outcome of certain matters on which holders of all classes of our capital stock vote together as a single class, including, among other things, approving mergers or other business combinations and effecting certain amendments to our Amended and Restated Certificate of Incorporation. In addition, as of the distribution date, ESL will hold a majority of the stock that votes in the election of those members of our board of directors elected by the holders of our Class A Common Stock and ACOF will have the power to control the election of the two members of our board of directors elected by the Class B Common Stock and Class C Common Stock stockholders (the outstanding shares of our Class B Common Stock will, following the Distribution, collectively have less than 0.5% of the voting power of our capital stock). This concentration of ownership might harm the market price of our Class A Common Stock and Preferred Stock by discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, the interests of ESL and ACOF may differ from or be opposed to the interests of our other stockholders.

In addition, ACOF will have preemptive rights over our issuance of certain debt pursuant to the Stockholders’ Agreement. Unless otherwise consented to by ACOF, such preemptive rights require us to notify ACOF of the terms of certain debt that we wish to issue and provide them the opportunity to purchase up to 100% of such debt, depending on the time such event occurs and on other circumstances. Complying with this process could hinder our ability to timely take advantage of favorable market conditions to obtain debt financing on advantageous terms.

Further, the Stockholders’ Agreement will provide Class B/C Directors with consent rights, so long as ACOF, together with its affiliates and transferees, beneficially owns shares of Class B and/or C Common Stock that represent at least 15% of the total voting shares at the time of the Distribution over certain corporate activities, including any change in control, certain changes in the number of directors constituting our board of directors, any redemption of our Series A Preferred Stock , certain changes to our Charter or By-laws, issuances by us of stock (other than in connection with stock plans or similar arrangements), rights offerings and any liquidation of our corporate assets. The Stockholders’ Agreement will also provide for, so long as ESL, holds more shares of our common stock than ACOF, that a non-management Class A Director designated by a majority vote of our Class A Directors will have a consent right over certain corporate activities, including our issuance of any capital stock (other than in connection with stock plans or similar arrangements) and our engaging in any rights offering. These consent rights may limit our ability to enter into the corporate activities subject to such consent rights.

Our Class A Common Stock and Preferred Stock prices may decline if ESL or ACOF alter their strategy with respect to their ownership of our capital stock.

ESL and ACOF have advised us that they have not reached any decision regarding whether or for how long they will retain their stock ownership in us and what form, if any, the disposition or distribution of their stock in us will take. ESL and ACOF will, in their sole discretion, determine the timing and terms of any transactions with respect to their shares in us, taking into account business and market conditions and other factors that they deem relevant. Neither ESL nor ACOF are subject to any contractual obligation to maintain their ownership position in us, although they may be subject to certain transfer restrictions imposed by securities laws and the Stockholders’ Agreement. Consequently, we cannot assure you that either ESL or ACOF will maintain their ownership of our capital stock. Any announcement by ESL or ACOF that they have reached a determination regarding what to do with their shares of our capital stock, or the perception by the investment community that ESL or ACOF has reached such a determination, could have an adverse impact on the price of our Class A Common Stock and Preferred Stock.

Risks Relating to the Spin-Off

If the Distribution or certain internal transactions undertaken in anticipation of the spin-off are determined to be taxable for U.S. federal income tax purposes, our stockholders could incur significant U.S. federal income tax liabilities.

Sears Holdings received an IRS Ruling substantially to the effect that, for U.S. federal income tax purposes, the Distribution, except to the extent of any cash received in lieu of fractional shares of our Class A Common Stock and Preferred Stock, will qualify as tax-free under Section 355 of the Code. The IRS Ruling also provides that certain internal transactions undertaken in anticipation of the Distribution will qualify for nonrecognition tax treatment under the Code. The IRS Ruling is binding upon the Internal Revenue Service, but its continued validity is subject to factual representations that we and Sears Holdings made to the Internal Revenue Service concerning certain conditions that are necessary to obtain tax-free treatment under the Code have been satisfied. In addition, the Internal Revenue Service will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Therefore, in addition to obtaining the IRS Ruling, Sears Holdings expects to receive an opinion from the law firm of Simpson Thacher & Bartlett LLP as to the satisfaction of these required qualifying conditions. An opinion of counsel is not binding on the Internal Revenue Service. Accordingly, the Internal Revenue Service may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion. The opinion will be based on certain facts and assumptions, and certain representations and undertakings, which, if incomplete, incorrect or not satisfied, could alter counsel’s conclusions.

If the Distribution ultimately is determined to be taxable, the Distribution could be treated as a taxable dividend or capital gain to our stockholders for U.S. federal income tax purposes, and they could incur significant U.S. federal income tax liabilities. In addition, Sears Holdings would recognize a taxable gain to the extent that the fair market value of our Class A Common Stock and Preferred Stock exceeds Sears Holdings’ tax basis in such stock on the date of the Distribution. Sears Holdings would not expect tax on such gain, if any, to be substantial.

Dispositions or redemptions of our Preferred Stock received in the Distribution may have less favorable tax consequences than dispositions or redemptions of our Class A Common Stock received in the Distribution.

Any Preferred Stock received by a Sears Holdings stockholder in the Distribution will constitute “Section 306 stock” for U.S. federal income tax purposes. As a result, any cash received by a Sears Holdings stockholder in lieu of fractional shares of Preferred Stock generally will be treated as ordinary dividend income.

Furthermore, subsequent dispositions or redemptions of our Preferred Stock generally will also be treated as ordinary dividend income, even if such proceeds would otherwise have resulted in capital gain or do not exceed such stockholder’s basis in our Preferred Stock, unless our Preferred Stock is disposed or redeemed in a transaction that terminates the stockholder’s entire interest in us (including any of our Class A Common Stock and taking into account certain constructive ownership rules).

The rules relating to Section 306 stock are complicated and stockholders are urged to consult their own tax advisors regarding the application of those rules.

We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

Our ability to engage in significant equity transactions will be limited or restricted after the Distribution in order to preserve for U.S. federal income tax purposes the tax-free nature of the Distribution by Sears Holdings. Even if the Distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may be taxable to Sears Holdings if 50% or more, by vote or value, of shares of our Class A Common Stock and Preferred Stock or Sears Holdings’ common stock are acquired or issued as part of a plan or series of related transactions that includes the Distribution. For this purpose, any acquisitions or issuances of Sears Holdings’ common stock within two years before the Distribution, and any acquisitions or issuances of our Class A Common Stock and Preferred Stock or Sears Holdings’ common stock within two years after the Distribution, generally are presumed to be part of such a plan, although we or Sears Holdings may be able to rebut that presumption. If an acquisition or issuance of shares of our Class A Common Stock and Preferred Stock or Sears Holdings’ common stock triggers the application of Section 355(e) of the Code, Sears Holdings would recognize a taxable gain to the extent the fair market value of our Class A Common Stock and Preferred Stock exceeds Sears Holdings’ tax basis in our Class A Common Stock and Preferred Stock. If the Distribution was subject to Section 355(e) of the Code, we would not expect tax on such gain, if any, to be substantial.

Under the Distribution Agreement, there will be restrictions on our ability to take actions that could cause the Distribution to fail to qualify for favorable treatment under the Code. These restrictions may prevent us from entering into transactions which might be advantageous to us or our stockholders.

We may be unable to achieve some or all of the benefits that we expect to achieve from our spin-off from Sears Holdings.

As a publicly traded company independent from Sears Holdings, we believe that our business will benefit from, among other things, allowing us to better focus our financial and operational resources on our specific business, allowing our management to design and implement corporate strategies and policies that are based primarily on the business characteristics and strategic decisions of our business, allowing us to more effectively respond to industry dynamics and allowing the creation of effective incentives for our management and employees that are more closely tied to our business performance. However, we may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from Sears Holdings in the time we expect, if at all.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as a company independent from Sears Holdings, and we may experience increased costs after the spin-off.

In the past three years, we have operated largely independently of Sears Holdings’ corporate organization, although Sears Holdings has assisted us by providing certain corporate functions. Following the spin-off, Sears Holdings will have no obligation to provide assistance to us other than the interim services to be provided pursuant to the Transition Services

Agreement. Because our business previously operated with the assistance of Sears Holdings, we cannot assure you that we will be able to successfully implement the changes necessary to operate entirely independently or that we will not incur additional costs that could adversely affect our business and operating results.

Our historical consolidated financial information is not necessarily representative of the results we would have achieved as a publicly traded company independent from Sears Holdings and may not be a reliable indicator of our future results.

Our historical financial performance may not reflect what our results of operations, financial position and cash flows would have been had we been a publicly traded company independent from Sears Holdings during the periods presented, or what our results of operations, financial position and cash flows will be in the future when we are independent from Sears Holdings. This is primarily because:

•

our historical financial information reflects allocations for certain services and expenses historically provided to us by Sears Holdings that may not reflect the costs we will incur for similar services in the future as a company independent from Sears Holdings; and

•

our historical financial information does not reflect changes that we expect to experience in the future as a result of our spin-off from Sears Holdings, including changes in the cost structure, personnel needs, financing and operations of our business.

Following the spin-off, we also will be responsible for the additional costs associated with being a publicly traded company independent from Sears Holdings, including costs related to corporate governance and public reporting. Accordingly, there can be no assurance that our historical financial performance will be indicative of our future results.

As a publicly traded company independent from Sears Holdings, we may not enjoy the same benefits that we did as a subsidiary of Sears Holdings.

There is a risk that, by separating from Sears Holdings, we may become more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the Sears Holdings organizational structure. As part of Sears Holdings, we have been able to enjoy certain benefits from Sears Holdings’ operating diversity, purchasing power, available capital for investments and opportunities to pursue integrated strategies with Sears Holdings’ other businesses. As a publicly traded company independent from Sears Holdings, we will not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.

Risks Relating to Our Class A Common Stock and Preferred Stock and the Securities Market

There currently exists no market for our Class A Common Stock and Preferred Stock. An active trading market may not develop for our Class A Common Stock and Preferred Stock. If our share price fluctuates after the Distribution, you could lose all or a significant part of your investment.

There is currently no public market for our Class A Common Stock and Preferred Stock. We intend to list our Class A Common Stock on the NASDAQ Capital Market under the symbol “OSH” and to quote our Preferred Stock on the OTCQB, and expect that trading for both will begin the first trading day after the completion of the Distribution. We do not plan to have a “when-issued” market for our Class A Common Stock or Preferred Stock prior to the Distribution. There can be no assurance that an active and liquid trading market for our Class A Common Stock and Preferred Stock will develop as a result of the spin-off or be sustained in the future. The lack of an active market may make it more difficult for you to sell our shares and could lead to our share price being depressed or more volatile.

We cannot predict the prices at which our Class A Common Stock and Preferred Stock may trade after the spin-off. The market price of our Class A Common Stock and Preferred Stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•

our business profile and market capitalization may not fit the investment objectives of some Sears Holdings stockholders and, as a result, these Sears Holdings stockholders may sell our shares after the Distribution;

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	actual or anticipated changes in the U.S. and California economies or the retailing environment;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	the failure of securities analysts to cover our Class A Common Stock and Preferred Stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations;

•	changes in laws and regulations affecting our business;

•	actual or anticipated sales or distributions of our capital stock by our officers, directors or certain significant stockholders;

•	terrorist acts or wars; and

•	general economic conditions and other external factors.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of the Class A Common Stock and Preferred Stock, regardless of our operating performance.

Substantial sales of Class A Common Stock and Preferred Stock may occur in connection with the spin-off, which could cause the price of our Class A Common Stock and Preferred Stock to decline.

Although we have no actual knowledge of any plan or intention on the part of any significant stockholder to sell our capital stock following the spin-off, it is likely that some stockholders, possibly including our significant stockholders, will sell shares of our capital stock if, for reasons such as our business profile or market capitalization as a company independent from Sears Holdings, we do not fit their investment objectives. In particular, Sears Holdings is a member of the S&P 500 Index, while we will not be and, accordingly, certain Sears Holdings’ stockholders may elect or be required to sell our shares following the spin-off due to such stockholders’ own investment guidelines or other reasons.

The Class A Common Stock and Preferred Stock held by ESL and our “affiliates,” the Class B Common Stock and the Class C Common Stock may be sold in the public market only if registered or if the holders thereof qualify for an exemption from registration under Rule 144 under the Securities Act. Individuals who may be considered our affiliates after the spin-off include individuals who control, are controlled by or are under common control with us, as those terms generally are interpreted for federal securities law purposes. These individuals may include some or all of our directors and executive officers. Individuals who are our affiliates will be permitted to sell their shares of Class A Common Stock and Preferred Stock only pursuant to an effective Registration Statement under the Securities Act, or an exemption from the registration requirements of the Securities Act, such as the exemptions afforded by Section 4(1) of the Securities Act or Rule 144 thereunder. Pursuant to the new Stockholders’ Agreement we will be entering into with ESL and ACOF, we expect to grant registration rights to ESL and ACOF.

Sales of a substantial number of shares of Class A Common Stock or Preferred Stock could adversely affect the market price of the Class A Common Stock and Preferred Stock and could impair our future ability to raise capital through an offering of our equity securities. In addition, our Class C Common Stock, which immediately following the distribution will constitute approximately 20% of the voting power of our capital stock, automatically converts to an equal number of shares of Class A Common Stock in the event ACOF transfers such shares to any person or entity that is not affiliated with ACOF or if at any time ACOF owns a number of shares of our Class B Common Stock and Class C Common Stock representing in the aggregate a percentage of our outstanding common stock that is less than 5% (calculated without reference to any shares of capital stock issued or issuable after the Distribution). As a result, sales of a substantial number of shares of Class C Common Stock by ACOF to an unaffiliated third party could also adversely affect the market price of shares of the Class A Common Stock. Additionally, the Class C Common Stock may be converted into Class A Common Stock on the basis of one share of Class A Common Stock for each share of Class C Common Stock upon the approval of our board of directors and subsequent approval of (i) our stockholders voting as a separate class and (ii) the holders of a majority of the voting power of the Class C Common Stock voting as a separate class.

Your percentage ownership in us will be diluted in the future.

Your percentage ownership in us will be diluted in the future because of additional equity awards that we expect will be granted to our directors, officers and employees in the future. We intend to establish equity incentive plans that will provide for the grant of common stock-based equity awards to our directors, officers and other employees. Further, shares of Class C Common Stock held by ACOF will automatically convert into an equal number of shares of Class A Common Stock in certain circumstances. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute your percentage ownership.

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and of Delaware law may prevent or delay an acquisition of the Company, which could decrease the trading price of our Class A Common Stock and Preferred Stock.

Our proposed Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of our board to issue preferred stock without stockholder approval.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board and by providing our board with more time to assess any acquisition proposal. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board determines is not in the best interests of our company and our stockholders. Accordingly, in the event that our board determines that a potential business combination transaction is not in the best interests of our Company and our stockholders but certain stockholders believe that such a transaction would be beneficial to the Company and its stockholders, such stockholders may elect to sell their shares in the Company and the trading price of our Class A Common Stock and Preferred Stock could decrease.

The combined post-Distribution value of our Class A Common Stock and Preferred Stock may not equal or exceed the pre-Distribution value of Sears Holdings common stock.

After the Distribution, Sears Holdings’ common stock will continue to be listed and traded on the NASDAQ Global Select Market. We have applied to list our Class A Common Stock on the NASDAQ Capital Market under the symbol “OSH” and quote our Preferred Stock on the OTCQB. We cannot assure you that the combined trading prices of Sears Holdings common stock and our Class A Common Stock and Preferred Stock after the Distribution, as adjusted for any changes in the combined capitalization of these companies, will be equal to or greater than the trading price of Sears Holdings’ common stock prior to the Distribution. Until the market has fully evaluated the business of Sears Holdings without our business, the price at which Sears Holdings’ common stock trade may fluctuate. Similarly, until the market has fully evaluated our business, the price at which shares of our Class A Common Stock and Preferred Stock trade may fluctuate significantly.

It is expected that our Preferred Stock will be quoted on the OTCQB rather than listed on a national securities exchange, there may be limited liquidity in our Preferred Stock and the quote of our Preferred Stock may be volatile, all of which could limit your ability to sell your Preferred Shares.

Although our Class A Stock will be listed on the NASDAQ Capital Market, it is expected that our Preferred Stock will be quoted on the OTCQB, and will not be listed on any national securities exchange, which may limit the trading volume of our Preferred Stock. There is a greater chance for market volatility for securities that are quoted on an OTC quotation system as opposed to a national securities exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume.

The OTC quotation system is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not listed on a national securities exchange. Trades in OTC quotation system securities will be displayed only if the trade is processed by an institution acting as a market maker for those securities. Although there initially will be at least one institution acting as a market maker for our shares, that institution will not be obligated to continue making a market for any specific period of time. Thus, there can be no assurance that any institution will be acting as a market maker for our stock at any time. If there is no market maker for our shares and no trades in those shares are reported, it may be difficult for you to dispose of your Preferred Shares or even to obtain accurate quotations as to the market price of your shares.

Moreover, because the order handling rules adopted by the SEC that apply to shares listed on a national securities exchange do not apply to OTC quotation system shares, no market maker will be required to maintain an orderly market in our shares. Accordingly, an order to sell our shares placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Distribution Agreement

On December 19, 2011, we entered into a distribution agreement (the “Distribution Agreement”) with Sears Holdings, which sets forth the principal actions to be taken in connection with the Distribution. The Distribution Agreement will also govern certain aspects of our ongoing relationship with Sears Holdings following the Distribution.

Internal Reorganization. The Distribution Agreement provides that prior to the Distribution the following actions will occur:

•	A wholly owned subsidiary of the Company will merge with and into the Company, and, through that merger, our amended and restated certificate of incorporation will become effective;

•	The Company will cause to become effective our amended and restated bylaws;

•	An affiliate of ACOF will exchange its shares of Class A Common Stock for an equal number of shares of Class C Common Stock;

•	The Company will file a certificate of designation to create, and will subsequently issue to Sears Roebuck, the Preferred Stock; and

•	Sears Roebuck will distribute to Sears Holdings all of our Class A Common Stock and Preferred Stock that Sears Roebuck owns.

Orchard–Sears Holdings Arrangements. All agreements, arrangements, commitments and understandings between us and our subsidiaries and other affiliates, on the one hand, and Sears Holdings and its other subsidiaries and other affiliates, on the other hand, will terminate effective as of the Distribution, except certain agreements and arrangements that we and Sears Holdings expressly provide will survive the Distribution.

The Distribution. The Distribution Agreement governs the rights and obligations of the parties regarding the proposed Distribution. Prior to the spin-off, Sears Holdings will deliver all of our issued and outstanding Class A Common Stock and Preferred Stock to the distribution agent. At the Distribution, the distribution agent will electronically deliver the shares of our Class A Common Stock and Preferred Stock to entitled Sears Holdings shareholders based on the applicable distribution ratio. Sears Holdings will have the sole and absolute discretion to determine the terms of, and whether to proceed with, the Distribution.

Conditions. The Distribution Agreement also provides that the Distribution is subject to various conditions that must be satisfied or waived by Sears Holdings in its sole discretion. Sears Holdings may, in its sole discretion, determine the record date, the distribution date and the terms of the Distribution and may at any time prior to the completion of the Distribution decide to abandon or modify the Distribution.

Exchange of Information. We and Sears Holdings agree to provide each other with information reasonably necessary to comply with reporting, disclosure, filing or other requirements of any national securities exchange or governmental authority, for use in judicial, regulatory, administrative and other proceedings and to satisfy audit, accounting, litigation and other similar requests. We and Sears Holdings also agree to use reasonable best efforts to retain such information in accordance with our respective record retention policies as in effect on the date of the Distribution Agreement. Until the end of the first full fiscal year following the Distribution, each party will also agree to use its reasonable best efforts to assist the other with respect to its financial reporting and audit obligations.

Termination. The Distribution Agreement provides that it may be terminated by Sears Holdings at any time prior to the Distribution.

Release of Claims. We and Sears Holdings agree to broad releases pursuant to which we will each release the other and its affiliates, successors and assigns and their respective shareholders, directors, officers, agents and employees from any claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or any conditions existing at or prior to the time of the Distribution. These releases will be subject to certain exceptions set forth in the Distribution Agreement.

Indemnification. We and Sears Holdings agree to indemnify each other and each others’ current and former directors, officers and employees, and each of the heirs, executors, successors and assigns of any of the foregoing against certain liabilities in connection with the Distribution and each others’ respective businesses.

The Distribution Agreement is filed herewith as exhibit 2.1.

Offer Letter and Severance Agreement with Chris D. Newman

On December 19, 2011, we entered into a revised offer letter with Chris D. Newman to change from our Interim Chief Financial Officer to our permanent Executive Vice President, Chief Financial Officer and Treasurer (the “Offer Letter”). The Offer Letter provides for: (i) an annual base salary of $400,000; (ii) a one-time sign-on bonus in the amount of $100,000, subject to repayment in certain situations as set forth in the Offer Letter; (iii) a target incentive opportunity under our incentive plan of 75% of his annual salary; and (iv) an equity grant under our new equity incentive plan be based on a grant commensurate with what an individual whose offer letter included an option to acquire 14,000 Company Class B common shares (pre stock split) would receive. In addition, Mr. Newman entered into our standard form of executive severance agreement (the “Severance Agreement”). Under the Severance Agreement, if Mr. Newman’s employment is terminated (other than for Cause, death or total and permanent Disability or for Good Reason (as such terms are defined in the Severance Agreement), he will be entitled to receive twelve months of pay continuation equal to his annual base salary at the time of termination, subject to certain non-solicitation and other commitments by him. The foregoing descriptions of the Offer Letter and the Severance Agreement are qualified in their entirety by reference to the full text of the Offer Letter and the Severance Agreement, copies of which are filed herewith as exhibits 10.15 and 10.34, respectively.

2011 Equity Incentive Plan

On December 16, 2011, our Board and our stockholders approved the adoption of the 2011 Equity Incentive Plan (the “Plan”) and forms of Restricted Stock Agreement and Time-Based Option Agreement for use under the Plan. The Plan provides for the issuance of a maximum of 1 million shares of our Class A Common Stock in connection with the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, dividend equivalents, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

A summary of the Plan was provided in our Registration Statement on Form S-1 filed in connection with the Distribution (File No. 333-175105) in the Section entitled “2011 Equity Incentive Plan” beginning on page 119, which is incorporated herein by reference. Furthermore, the summary of such Plan is qualified in its entirety by reference to the full text of the Plan, and related forms of award agreements, copies of which are filed as Exhibit 10.33 hereto.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21tst day of December 2011.

ORCHARD SUPPLY HARDWARE STORES CORPORATION

By:	/s/ MARK R. BAKER
Mark R. Baker
President, Chief Executive Officer and Director (Duly Authorized Officer)

By:	/s/ CHRIS D. NEWMAN
Chris D. Newman
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Distribution Agreement between Sears Holdings Corporation and Orchard Supply Hardware Stores Corporation, dated December 19, 2011.					X

3.1(a)	Form of Amended and Restated Certificate of Incorporation of Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	3.1(a)	December 9, 2011

3.1(b)	Form of Amended and Restated Bylaws of Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	3.1(b)	December 5, 2011

3.2	Form of Certificate of Designation for the Series A Preferred Stock of Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	3.2	December 9, 2011

4.1	Form of Second Amended and Restated Stockholders’ Agreement among ESL Investments, Inc., Edward S. Lampert, William C. Crowley, ACOF I LLC and Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	4.1	December 9, 2011

4.2	Specimen Class A Common Stock Certificate of Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	4.2	December 5, 2011

10.1	Form of Transition Services Agreement between Sears Holdings Management Corporation and Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	10.1	December 5, 2011

10.2	Tax Sharing Agreement between Sears Holdings Corporation and Orchard Supply Hardware Stores Corporation, dated November 23, 2005.	S-1	333-175105	10.2	June 23, 2011

10.3	Second Amended and Restated Senior Secured Credit Agreement, dated as of January 29, 2010, among Orchard Supply Hardware LLC, as Borrower, Orchard Supply Hardware Stores Corporation, those certain Subsidiaries of the Borrower parties thereto, the Lenders from time to time party thereto, Wells Fargo Retail Finance, LLC, as ABL Administrative Agent and Collateral Agent for the Lenders.	S-1/A	333-175105	10.3	November 17, 2011

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4(a)	Senior Secured Term Loan Agreement, dated as of December 21, 2006, by and among Orchard Supply Hardware LLC, as Borrower, Orchard Supply Hardware Stores Corporation, certain other Subsidiaries of Orchard Supply Hardware Stores Corporation, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Term Lenders.	S-1/A	333-175105	10.4(a)	November 17, 2011

10.4(b)	Amendment No. 1, dated as of January 28, 2011, to the Senior Secured Term Loan Agreement, dated as of December 21, 2006, by and among Orchard Supply Hardware LLC, as Borrower, Orchard Supply Hardware Stores Corporation, certain other Subsidiaries of Orchard Supply Hardware Stores Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Term Lenders.	S-1/A	333-175105	10.4(b)	September 9, 2011

10.5	Loan Agreement, dated as of October 27, 2010, among OSH Properties LLC, each Lender from time to time party thereto, and Wells Fargo Bank, N.A., as Administrative Agent for the Lenders thereunder.	S-1/A	333-175105	10.5	September 9, 2011

10.6†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Mark R. Baker, dated March 7, 2011.	S-1/A	333-175105	10.6	September 9, 2011

10.7†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and William C. Robertson, dated February 1, 2007.	S-1/A	333-175105	10.7	September 9, 2011

10.8†	Revised Offer Letter by and between Orchard Supply Hardware Stores Corporation and Thomas J. Carey, dated May 30, 2007.	S-1/A	333-175105	10.8	September 9, 2011

10.9†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Stephen W. Olsen, dated May 21, 2010.	S-1/A	333-175105	10.9	September 9, 2011

10.10†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Steven L. Mahurin, dated April 15, 2011.	S-1/A	333-175105	10.10	September 9, 2011

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Mark Bussard, dated June 1, 2011.	S-1/A	333-175105	10.11	September 9, 2011

10.12†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and David I. Bogage, dated April 4, 2011.	S-1/A	333-175105	10.12	September 9, 2011

10.13†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Roger L. Smith, dated September 24, 2007.	S-1/A	333-175105	10.13	September 9, 2011

10.14†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Michael W. Fox, dated September 9, 2011.	S-1/A	333-175105	10.14	November 17, 2011

10.15†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Chris D. Newman, dated December 19, 2011.					X

10.16†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Mark R. Baker, dated March 7, 2011.	S-1/A	333-175105	10.14	September 9, 2011

10.17†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and William C. Robertson, dated January 8, 2009.	S-1/A	333-175105	10.15	September 9, 2011

10.18†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Steven L. Mahurin, dated November 3, 2011.	S-1/A	333-175105	10.18	November 17, 2011

10.19†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Stephen W. Olsen, dated July 16, 2010.	S-1/A	333-175105	10.17	September 9, 2011

10.20†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Thomas J. Carey, dated July 23, 2007.	S-1/A	333-175105	10.18	September 9, 2011

10.21†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and David I. Bogage, dated April 11, 2011.	S-1/A	333-175105	10.19	September 9, 2011

10.22†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Mark A. Bussard, dated June 13, 2011.	S-1/A	333-175105	10.22	November 17, 2011

10.23†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Roger L. Smith, dated January 8, 2009.	S-1/A	333-175105	10.21	September 9, 2011

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.24†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Michael W. Fox, dated October 3, 2011.	S-1/A	333-175105	10.24	November 17, 2011

10.25(a)†	Employment Agreement by and between Orchard Supply Hardware, LLC, Orchard Supply Hardware Stores Corporation and Robert M. Lynch, dated November 23, 2005.	S-1/A	333-175105	10.22(a)	September 9, 2011

10.25(b)†	Amendment No. 1 to the Employment Agreement by and between Orchard Supply Hardware, LLC, Orchard Supply Hardware Stores Corporation and Robert M. Lynch, dated March 20, 2007.	S-1/A	333-175105	10.22(b)	September 9, 2011

10.25(c)†	Amendment No. 2 to the Employment Agreement by and between Orchard Supply Hardware, LLC, Orchard Supply Hardware Stores Corporation and Robert M. Lynch, dated February 1, 2009.	S-1/A	333-175105	10.22(c)	September 9, 2011

10.26†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Allen R. Ravas, dated February 7, 2011.	S-1/A	333-175105	10.23	September 9, 2011

10.27†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and John S. Beasley, III, dated January 8, 2009.	S-1/A	333-175105	10.24	September 9, 2011

10.28†	2010 Stock Incentive Plan of Orchard Supply Hardware Stores Corporation and related agreements.	S-1/A	333-175105	10.25	September 9, 2011

10.29†	Non-Employee Director Compensation Policy of Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	10.29	December 9, 2011

10.30†	Form of Indemnification Agreement between Orchard Supply Hardware Stores Corporation and certain officers and directors.	S-1/A	333-175105	10.30	November 17, 2011

10.31	Purchase and Sale Agreement between OSH Properties LLC and LBA Realty LLC, dated October 24, 2011.	S-1/A	333-175105	10.31	November 17, 2011

10.32	Single-Tenant Commercial/Industrial Lease by and between LBA RIV-Company XVII, LLC and Orchard Supply Hardware LLC, dated October 28, 2011.	S-1/A	333-175105	10.32	November 17, 2011

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.33†	2011 Equity Incentive Plan of Orchard Supply Hardware Stores Corporation and related agreements.					X

10.34†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Chris D. Newman, dated December 19, 2011.					X

10.35	Amendment No. 1 to Loan Agreement dated as of December 19, 2011 by and among OSH PROPERTIES LLC, a Delaware limited liability company, each Lender referenced thereto and WELLS FARGO BANK, N.A., a national banking association, as administrative agent for Lenders.					X

21.1	List of Subsidiaries of Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	21.1	September 9, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract, or compensatory plan or arrangement.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.