Form 10-Q
period 2012-04-28
ORCHARD SUPPLY HARDWARE STORES CORP
filed 2012-06-12
CIK 896842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2012

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

As of June 1, 2012, the registrant had 4,810,588 shares of Class A Common Stock, par value $0.01 per share, 8,644.06788 shares of Class B Common Stock, par value $0.01 per share, and 1,194,000 shares of Class C Common Stock, par value $0.01 per share, outstanding.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED APRIL 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 28, 2012, JANUARY 28, 2012, AND APRIL 30, 2011

(Unaudited, in thousands)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,354	$8,148	$11,532
Restricted cash	556	556	556
Merchandise inventories	173,446	157,671	178,637
Deferred income taxes	14,757	14,129	16,924
Prepaid expenses and other current assets	15,641	13,228	11,377

Total current assets	226,754	193,732	219,026
PROPERTY AND EQUIPMENT, NET	202,245	210,362	263,362
INTANGIBLE ASSETS	132,418	133,916	143,597
DEFERRED FINANCING COSTS AND OTHER LONG-TERM ASSETS	7,708	8,493	5,391

TOTAL	$569,125	$546,503	$631,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Merchandise payables	$73,338	$54,410	$65,768
Accrued expenses and other liabilities	51,959	44,508	45,315
Current portion of long-term debt and capital lease obligations	9,526	8,269	8,492
Deposits from sale of real property	21,555	21,471	—

Total current liabilities	156,378	128,658	119,575
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	256,487	254,152	329,605
OTHER LONG-TERM LIABILITIES	28,475	29,286	16,519
DEFERRED INCOME TAXES	45,792	48,108	68,489

Total liabilities	487,132	460,204	534,188

COMMITMENTS AND CONTINGENCIES (NOTE 8)	—	—	—
STOCKHOLDERS’ EQUITY
Series A preferred stock	16,529	16,529	—
Class A common stock	48	48	60
Class B common stock	—	—	—
Class C common stock	12	12	—
Additional paid-in capital	249,166	248,963	262,921
Accumulated losses	(183,762)	(179,253)	(165,793)

Total stockholders’ equity	81,993	86,299	97,188

TOTAL	$569,125	$546,503	$631,376

See accompanying notes.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE 13-WEEK PERIODS ENDED APRIL 28, 2012 AND APRIL 30, 2011

(Unaudited, in thousands except per share amounts)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$155,004	$163,768

Cost of sales and expenses:
Cost of sales (excluding depreciation and amortization)	102,925	108,641
Selling and administrative	45,860	43,999
Depreciation and amortization	7,839	7,163
Gain on sale of real property	(630)	—

Total cost of sales and expenses	155,994	159,803

Operating (loss) income	(990)	3,965
Interest expense, net	6,565	5,553

Loss before income taxes	(7,555)	(1,588)
Income tax benefit	3,046	598

Net loss	$(4,509)	$(990)

Loss per common share attributable to stockholders:
Basic and diluted loss per share	$(0.75)	$(0.16)
Basic and diluted weighted average common shares outstanding	6,011	6,013

See accompanying notes.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 13-WEEK PERIODS ENDED APRIL 28, 2012 AND APRIL 30, 2011

(Unaudited, in thousands)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net loss	$(4,509)	$(990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,839	7,163
Amortization of deferred financing costs	785	590
Loss on sale of real property and impairment of assets	197	85
Stock-based compensation	203	146
Deferred income taxes	62	(47)
Deferred rent	(2,944)	(1,494)
Change in operating assets and liabilities:
Merchandise inventories	(15,775)	(6,587)
Prepaid expenses and other current assets	(4,263)	(124)
Merchandise payables	18,928	10,443
Accrued expenses and other liabilities	2,373	(6,960)

Net cash provided by operating activities	2,896	2,225

Cash flows from investing activities:
Purchases of property and equipment	(3,492)	(2,106)
Proceeds from sale of property and equipment	6,631	37
Deposits from sale of real property	437	—

Net cash provided by (used in) investing activities	3,576	(2,069)

Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	22,500	28,800
Repayments on Senior Secured Credit Facility	(10,500)	(30,800)
Principal payments on Real Estate Term Loan	(2,586)	(125)
Principal payments on Senior Secured Term Loan	(368)	(500)
Payments of deferred financing costs	—	(315)
Payments of capital lease and financing obligations	(1,312)	(1,288)

Net cash provided by (used in) financing activities	7,734	(4,228)

Net increase (decrease) in cash and cash equivalents	14,206	(4,072)
Cash and cash equivalents, beginning of period	8,148	15,604

Cash and cash equivalents, end of period	$22,354	$11,532

Supplemental disclosures of cash flows information:
Cash paid for interest	$5,125	$4,945
Cash paid for income taxes	$2,503	$4,293
Noncash investing and financing activities:
Noncash property and equipment purchases	$3,897	$1,069

See accompanying notes.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 WEEKS ENDED APRIL 28, 2012 AND APRIL 30, 2011

(UNAUDITED)

1. BASIS OF PRESENTATION

Orchard Supply Hardware Stores Corporation (the “Company”) is a neighborhood hardware and garden store focused on paint, repair and the backyard. The Company was originally founded as a purchasing cooperative in San Jose, California in 1931. As of April 28, 2012, the Company operated 88 stores in California.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto contained in the Company’s Annual Report on Form 10-K filed on April 27, 2012. The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

The unaudited interim consolidated financial statements have been prepared from the records of the Company and its wholly-owned subsidiaries, Orchard Supply Hardware LLC and OSH Properties LLC. Unless otherwise specified, all references to the “Company” refer to Orchard Supply Hardware Stores Corporation and its subsidiaries, and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position and results of operations and cash flows for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the 13 weeks ended April 28, 2012 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Fiscal Year—The fiscal quarters ended April 28, 2012 and April 30, 2011 consist of 13 weeks. Our fiscal year end is the Saturday closest to January 31 each year. Fiscal 2012 consists of 53 weeks and fiscal 2011 consisted of 52 weeks.

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

On December 19, 2011, the Company entered into a distribution agreement (the “Distribution Agreement”) with Sears Holdings, which set forth the principal actions to be taken in connection with the Spin-Off. The Distribution Agreement governed certain aspects of the Company’s on-going relationship with Sears Holdings following the Spin-Off. In accordance with the Distribution Agreement the following occurred prior to the Spin-Off:

•	A wholly-owned subsidiary of the Company merged with and into the Company, and, through that merger, the Company’s Amended and Restated Certificate of Incorporation became effective;

•	The Company caused to become effective its Amended and Restated Bylaws;

•	An Affiliate of Ares Corporate Opportunities Fund (“ACOF”) exchanged 1,194,000 shares of Class A Common Stock for an equal number of shares of Class C Common Stock;

•	The Company filed a Certificate of Designation to create, and subsequently issued to Sears, Roebuck & Co. (“Sears, Roebuck”), the Preferred Stock; and

•	Sears, Roebuck distributed to Sears Holdings all of the Company’s Class A Common Stock and Preferred Stock that Sears, Roebuck owned.

All agreements, arrangements, commitments and understandings between the Company and its subsidiaries and other affiliates, on the one hand, and Sears Holdings and its other subsidiaries and other affiliates, on the other hand, terminated effective as of the Spin-Off, except certain agreements and arrangements between the Company and Sears Holdings. See Note 7 for the related-party agreements.

Transition Service Arrangements—Effective with the Spin-Off, the Company entered into a transition service agreement (the “Transition Services Agreement”) whereby Sears Holdings continues to provide to the Company certain services provided prior to the Spin-Off and which enables the Company to retain access to various other third-party services until the Company is able to set up its stand-alone corporate functions and/or contract with third-party service providers. The services provided under the Transition Services Agreement are individually terminable upon 60 days notification by the Company. All services to be provided under the Transition Services Agreement will terminate upon the first anniversary of the effective date of the Transition Services Agreement. In December 2011, the Company completed its transition of payroll and legal functions from Sears Holdings. The remaining miscellaneous accounting and tax support services are expected to be transitioned by the end of fiscal 2012.

Prior to the Spin-Off, the Company entered into a series of annual shared services agreements (the “Services Agreement”) to provide the Company with certain corporate support services while the Company built its own stand-alone corporate support functions for legal, tax, and certain other corporate support functions. The costs and allocations charged to the Company by Sears Holdings may not necessarily have reflected the costs of obtaining the services from unaffiliated third parties, or if the Company had performed the applicable services itself. The methods by which Sears Holdings allocated its costs were based on a prorated estimate of costs expected to be incurred by Sears Holdings. The condensed consolidated financial statements contained herein may not be indicative of the Company’s financial position, operating results and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. The Company has not included an estimate of what these costs would have been on a stand-alone basis because it is not practicable to do so. The Company does not expect the allocated expenses for these functions on a stand-alone basis to be materially different than what is reflected in its historical consolidated financial statements.

Stock Split—On December 8, 2011, the Company completed a 6-for-1 stock split of its outstanding securities. The stock split increased the number of shares of the Company’s common stock issued and outstanding from approximately 1.0 million to approximately 6.0 million. All share and per share amounts herein are presented on a post-stock split basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes—The Company continues to monitor its operating performance and evaluates the likelihood of the future realization of its deferred federal and state tax assets. Realization of these deferred tax assets depends on achieving a certain level of future taxable income or being able to carry back any taxable losses and claim refunds against previously paid income taxes. While the Company is not yet in a cumulative loss (based on a rolling 36 month period), it may reach a cumulative loss by the end of its current fiscal year. Generally, a cumulative loss (after adjusting for nonrecurring items) is considered significant objective and verifiable negative evidence when assessing the realization of deferred tax assets. Absent offsetting objective and verifiable positive evidence of expected improvements in operations or other factors (such as available tax planning strategies), a valuation allowance may be required if and when the Company is in a cumulative loss position.

Although the Company generated taxable income for the past three fiscal years, the Company incurred a loss in fiscal 2011 and for the first quarter of fiscal 2012. If the Company reaches a net cumulative loss and does not have offsetting objective and verifiable positive evidence, a valuation allowance will likely be required to reduce the deferred tax assets to the expected net realizable value. As of April 28, 2012, management believes that it is more likely than not that the Company will be able to realize its deferred tax assets in the future. Management’s judgment regarding future operations and taxable income may change due to changes in future market conditions, or as operating results and other factors become known.

Comprehensive Income (Loss)—Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders. Comprehensive income (loss) was equal to net income (loss) for all periods presented. The Company had no items of other comprehensive income (loss) in any period presented.

Earnings Per Share (“EPS”)—The Company computes and reports both basic EPS and diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the sum of the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Diluted EPS reflects the total potential dilution that could occur from outstanding equity plan awards, including unexercised stock options. There are no dilutive common stock equivalents, therefore basic and dilutive EPS are the same for all periods presented.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Entities are required to use a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3—Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, restricted cash, other current assets, merchandise payables, accrued expenses and other current liabilities approximate their fair value. Included in cash and cash equivalents are money market funds of $13.3 million, $3.0 million and $2.5 million at April 28, 2012, January 28, 2012 and April 30, 2011, respectively, which fair value was determined using Level 1 inputs. The fair value of the Senior Secured Term Loan was $102.1 million, $100.7 million and $160.9 million based on the trading values as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively, which was determined using Level 1 inputs. The carrying value of the Senior Secured Term Loan was $137.2 million, $137.6 million and $173.0 million as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively. Based on borrowing rates available to the Company, which are considered Level 2 inputs, the carrying value of the Company’s debt obligations with respect to the Senior Secured Credit Facility and Real Estate Term Loan approximated their fair value at April 28, 2012, January 28, 2012 and April 30, 2011.

In connection with the Company’s evaluation of long-lived assets for impairment, certain long-lived assets were measured at fair value on a non-recurring basis using Company specific assumptions which would fall within Level 3 inputs of the fair value hierarchy.

The Company measures store lease derivatives by Company specific assumptions which would fall within Level 3 inputs of the fair value hierarchy. Three of our store leases have future rent increases tied to an index of annual changes in the Consumer Price Index (“CPI”). The fair value of the derivative is computed using historical increases in CPI and the value calculated using the maximum rent escalation cap as defined by the leases.

The Company is not required to measure any other significant non-financial assets and liabilities at fair value on a non-recurring basis as of April 28, 2012, January 28, 2012, and April 30, 2011.

4. SALE-LEASEBACK TRANSACTIONS AND LEASE FINANCING OBLIGATIONS

The Company evaluates sales of properties which occur in sale-leaseback transactions to determine the proper accounting for the proceeds of such sales transactions either as a sale or a deposit. This evaluation requires certain judgments in determining whether all considerations have been exchanged and whether there is continuing involvement with respect to the property. For transactions that have not yet met the sale criteria, the Company accounts for the proceeds as deposits from the sale of real properties and offsets rent payments against the deposits. Once all conditions of the sale have been met, the property will be evaluated for sale-leaseback accounting.

As of April 28, 2012, the Company had $21.6 million of deposits from the sale of real property on three stores recorded in the consolidated balance sheet. The leaseback agreements of these stores include provisions for the remodeling of the stores for which the landlord will reimburse the Company for the costs of Tenant Improvements (“Improvements”) up to an agreed upon amount. Due to the Company’s continuing involvement during the remodeling period, as the leases provide for the Company to assume substantially all of the construction period risk, the sale-leaseback will not be consummated until the Improvements are complete, and amounts spent are fully reimbursed to the Company by the landlord. The remodeling of these stores is expected to be completed during fiscal 2012.

In the first quarter of fiscal 2012, the Company sold all of its interest in a store property located in San Lorenzo, California and entered into a sale-leaseback agreement with respect to the store. The Company expects to continue to operate the store consistent with its existing use throughout the lease term. The term of the lease is from April 2012 to November 2013 and may be terminated after November 2012 with 30 days notice. For accounting purposes, the sale of the store was consummated and the Company recorded a $0.7 million gain on the transaction during the quarter ended April 28, 2012.

5. DEBT AND CAPITAL LEASE OBLIGATIONS

	April 28, 2012	January 28, 2012	April 30, 2011
Senior Secured Credit Facility	$46.0	$34.0	$46.0
Real Estate Term Loan	25.3	27.9	49.9
Senior Secured Term Loan	137.2	137.6	173.0
Capital lease obligations	57.5	62.9	69.2

Total debt and capital lease obligations	266.0	262.4	338.1
Less portion to be paid within one year:
Senior Secured Credit Facility	—	—	—
Real Estate Term Loan	(0.5)	(0.5)	(0.5)
Senior Secured Term Loan	(3.1)	(1.8)	(2.0)
Capital lease obligations	(5.9)	(5.9)	(6.0)

Total long-term debt and capital lease obligations	$256.5	$254.2	$329.6

Senior Secured Credit Facility—On January 29, 2010, the Company amended, restated and extended its credit line (the “Senior Secured Credit Facility”). As of April 28, 2012, the Company had $100 million available to borrow on the facility, subject to borrowing base limits. The Senior Secured Credit Facility matures on the earlier to occur of 90 days prior to the maturity of the Senior Secured Term Loan (defined below) and December 21, 2013. The Senior Secured Credit Facility was amended in December 2011 in connection with amending and restating the Senior Secured Term Loan. As of April 28, 2012, $46.0 million was outstanding under the Senior Secured Credit Facility and $44.6 million was available to borrow, taking into account current borrowing base limits.

Borrowings under the Senior Secured Credit Facility are either base rate (“BR”) loans or Eurodollar loans, at our discretion. BR loans bear interest at the greatest of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., (b) the federal funds rate plus 0.5%, or (c) the one month London Inter-Bank Offered Rate (“LIBOR”) plus 1.0%, plus the “BR extended term applicable rate” which ranges between 1.50% and 2.25%. Eurodollar loans bear interest at LIBOR, plus the “Eurodollar extended term applicable rate” which ranges between 2.50% and 3.25%. At April 28, 2012, the Company’s interest rate on the Senior Secured Credit Facility was 3.49%. The interest rate spreads applicable to the Company’s borrowings fluctuate based upon its performance as measured by its leverage ratio.

The Senior Secured Credit Facility subjects us to certain restrictive covenants, including a fixed charge coverage ratio that is triggered when availability under the Senior Secured Credit Facility reaches a minimum threshold of 10% of the total availability for three consecutive days. The fixed charge coverage ratio requires the Company to maintain a minimum ratio of 1.1 to 1.0 EBITDAR (EBITDA plus rent expense) to certain fixed charges. The fixed charge coverage ratio covenant was not triggered during the 13 week period ended April 28, 2012.

Real Estate Secured Term Loan—In October 2010, the Company entered into a $50.0 million real estate secured term loan (the “Real Estate Secured Term Loan”) with a group of lenders, of which $25.3 million is outstanding as of April 28, 2012. The Real Estate Secured Term Loan matures on the earlier to occur of (i) 90 days prior to the maturity of the Senior Secured Term Loan or (ii) December 21, 2013. On December 11, 2011, the Company entered into the first amendment to the Real Estate Secured Term Loan, which lowered the minimum principal amount required under the Real Estate Secured Term Loan and allowed it to conduct certain sale-leaseback transactions. Interest on the Real Estate Secured Term Loan is based on LIBOR plus 5.75% per annum. At April 28, 2012, the Company’s interest rate on the Real Estate Secured Term Loan was 5.99%.

The Real Estate Secured Term Loan is currently secured by a first lien mortgage on 13 properties, which includes 9 owned properties and 4 owned buildings subject to ground leases. The Real Estate Secured Term Loan requires the Company, as the tenant or subtenant at each of the properties, to comply with a maximum adjusted leverage ratio covenant. The Company remained in compliance with these covenants during the 13 weeks ended April 28, 2012. Based on the minimum balance requirement defined by the Real Estate Term Loan, the Company does not have the ability to release additional individual properties without the lender’s right to accelerate repayments of the loan.

Senior Secured Term Loan—On December 22, 2011, the Company amended, restated and extended its term facility (the “Senior Secured Term Loan”). The amendment and restatement split the facility into two tranches. The first tranche was for $59.5 million with lenders who elected not to extend the maturity beyond December 21, 2013, of which $59.3 million was outstanding as of April 28, 2012. The second tranche was for $78.1 million with lenders who elected to extend the maturity date to December 21, 2015, of which $77.9 million was outstanding as of April 28, 2012.

At April 28, 2012, the Company’s interest rate under the Senior Secured Term Loan for non-extending loans was 5.0%. Eurodollar loans owing to non-extending lenders bear interest at LIBOR, plus the “Eurodollar applicable rate” which ranges between 4.50% and 4.75%. Eurodollar loans owing to extending lenders bear interest at LIBOR (which shall be deemed to be equal to at least 1.25%), plus 5.75%. At April 28, 2012, the Company’s interest rate for extended loans under the Senior Secured Term Loan was 7.0%. In addition, the Company’s extended loans bear a pay-in-kind (“PIK”) interest due at the end of the term at a rate equal to 3.00% or 4.00% per annum, with such interest automatically increasing the principal amount of the extended term loans on an annual basis. At April 28, 2012, the Company’s PIK interest rate was 3.00% based on its credit rating. The Company’s credit rating has not changed since June 2011.

In addition to the quarterly principal payments of $0.4 million, the Company is required to make periodic repayments on the Senior Secured Term Loan equal to a defined percentage rate (determined based on the Company’s leverage ratio and ratings) of excess cash flows, which ranges between 25% and 100%. The Company did not make any prepayments pursuant to this requirement during the period ended April 28, 2012 and does not anticipate making any other prepayment under this requirement through the remainder of fiscal 2012.

In the event of a sale of a property owned by the Company, the Company is required to make repayments on the Senior Secured Term Loan equal to 75% of the proceeds, net of fees, cash tax, and other mandatory debt repayments. If the property is not part of the collateral under the Real Estate Secured Term Loan, and the Company seeks to use the proceeds for capital re-investments into the Company, then the Company is not required to make this repayment. Pursuant to the sale-leaseback of the collateralized store located in San Lorenzo, California, the Company made $1.2 million in prepayments under this requirement on May 18, 2012. The Company does not anticipate making any other prepayments under this requirement through the remainder of fiscal 2012.

The Senior Secured Term Loan also requires the Company to comply with a maximum adjusted leverage ratio covenant. As of April 28, 2012, the Company’s leverage ratio was 5.47:1, which was in compliance with the maximum leverage ratio covenant.

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

6. LIQUIDITY

As of April 28, 2012, the Company had cash and cash equivalents of $22.4 million. The Company’s liquidity is dependent upon its cash balance and the continued availability of borrowings under its current financing arrangements. The Company believes that its existing cash and cash equivalents, cash flows from operating activities, and available borrowings under its financing arrangements will be sufficient to fund its operations including working capital, general corporate needs, planned capital expenditures, and principal and interest payments for at least the next 12 months. In addition, as of April 28, 2012, the Company was in compliance with the covenants under its financing arrangements, and management believes that the Company will continue to be in compliance with these covenants for at least the next 12 months. Any significant decline in the Company’s expected operating results may adversely impact its prospective compliance with the financial covenants.

However, the decline in the Company’s operating results during the first quarter of fiscal 2012 and in fiscal 2011, coupled with continued economic weakness in the markets in which the Company operates, may adversely impact its prospective compliance with the financial covenants under the Company’s financial arrangements. In April 2012, the Company completed the sale of land it owned in San Jose, California (the “Branham Lane Land”) and the sale-leaseback of a store located in San Lorenzo, California. The transactions generated $6.6 million in net proceeds, $2.5 million of which was used to repay the Real Estate Secured Term Loan and remove the San Lorenzo property from collateral. Although these actions were not necessary to remain in compliance with its financial covenants as of April 28, 2012, they reduced the Company’s leverage and improved the Company’s liquidity.

The Company seeks to remain in compliance with the covenants of its financing arrangements and generate sufficient liquidity by executing its sales growth strategy by, among other things, making improvements to its stores and store operations and upgrading and differentiating its product assortment. However, the adequacy of the Company’s available funds will depend on many factors, including the macroeconomic environment, the operating performance of our stores, and continued compliance with the covenants under its financing arrangements. Notwithstanding the Company’s expectations, if there is a significant decline in expected operating results, the Company may be unable to meet its financial covenants, and lenders could demand repayment of the amounts outstanding under the Company’s financing agreements. Accordingly, there can be no assurance that the Company’s sources of liquidity will be sufficient to fund its needs.

As such, a priority for the near term will be to focus on maintaining continued compliance with the leverage covenant under the Company’s financing arrangements, which means the Company remains focused on generating sufficient cash and managing expenditures (through, for example, the delay or reduction of new store openings and store remodels, a reduction in payroll and benefit costs, deferring certain maintenance and other expenditures). The Company will also continue to examine a number of alternatives with respect to future financial covenant compliance and liquidity, including raising additional capital through debt or equity financing transactions. In addition, if necessary or advisable, the Company may seek to renegotiate its financing arrangements in order to remain in compliance while continuing to follow the current business plan, which includes plans for store expansion. There are no assurances that under such circumstances the Company’s financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to the Company, if at all. In addition, any refinancing could be at higher interest rates and may require the Company to comply with more onerous covenants which could further restrict business operations. In such case, if such renegotiations were necessary but unsuccessful, the Company would expect to modify its business plan in a manner that would allow it to remain in compliance. Such a modification could result in slower growth, a delay of new store openings and the potential for a decline in sales.

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

7. RELATED-PARTY AGREEMENTS

The Company purchases Sears Holdings’ brands such as Craftsman, Kenmore, Easy Living, and Weatherbeater directly from Sears Holdings and outside vendors. During the 13 weeks ended April 28, 2012 and April 30, 2011, the Company purchased approximately $0.1 million and $3.7 million, respectively, of merchandise directly from Sears Holdings.

In October 2011, the Company entered into a new appliances agreement (the “Appliances Agreement”) with a subsidiary of Sears Holdings pursuant to which Sears Holdings has authorized the Company to sell certain major branded appliances, (the “Products”) and related protection agreements on a consignment basis as a distributor through its designated retail locations on a commission basis. Commissions for Products varies by Product category and Sears Holdings may in its sole discretion modify from time to time the commission rate for each category of Product as defined in the agreement. The Products include specified categories of Kenmore, Bosch, Electrolux, GE, LG, Samsung and Whirlpool branded appliances. The agreement generally incorporates arm’s length terms and conditions, including market-based pricing and term of duration.

The Appliances Agreement was amended on March 22, 2012 (the “Amended Appliances Agreement”). Under the Amended Appliances Agreement, the Company may close up to fourteen currently identified retail locations that carry appliances (the “Appliance Centers”) at specified times through August 2013 and close the remaining thirteen Appliance Centers on January 31, 2015. The Amended Appliances Agreement has a term of five years. The Company has exercised its right to close six Appliance Centers in specified stores and expects the closing to be completed by the third quarter of fiscal 2012.

The Company has a receivable of $0.4 million, a payable of $2.9 million, and a payable of $3.5 million with Sears Holdings, as of April 28, 2012, January 28, 2012, and April 30, 2011, respectively.

8. COMMITMENTS AND CONTINGENCIES

Two putative class action lawsuits, brought on behalf of current and former employees, are pending against the Company. One of these lawsuits was brought in 2010 and one was brought in 2011. These lawsuits allege the Company failed to comply with various California labor laws, including misclassification of non-exempt employees as exempt employees, failure to pay regular, overtime, and final wages, failure to provide meal and/or rest breaks, and failure to provide accurate wage statements. The Company denies the allegations in the claims of these lawsuits and intends to vigorously defend itself against them. However, the Company cannot predict with assurance the outcome of these lawsuits and accordingly adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. Based on the information currently available, the Company does not believe that either of these lawsuits would have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company was subject to another putative class action lawsuit brought in 2011 on behalf of current and former employees alleging the Company failed to comply with various labor laws. Without any settlement payment made by the Company, the Plaintiffs voluntarily requested dismissal of this lawsuit without prejudice. The Court granted the Plaintiff’s dismissal request on April 30, 2012.

The Company is a defendant in various other legal proceedings arising in the ordinary course of business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with the Company’s financial statements and related notes elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risk and uncertainty. The Company has based these forward-looking statements on our current expectations and assumptions about future events. You can identify these statements by forward-looking words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “intend”, “target”, “projects”, “estimates”, “plans”, “forecast”, “is likely to”, “anticipates”, or the negative thereof or comparable terminology. Examples of such statements include references to revenue growth, new store openings and remodels, comparable store sales, demand for the Company’s products and services, the state of the California economy, inventory and in-stock positions, cash flow, and the like. Forward-looking statements are based on the Company’s beliefs as well as the Company’s current assumptions, expectations, and projections about future events based on information currently available to the Company. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

EXECUTIVE OVERVIEW

Orchard Supply Hardware Stores Corporation, and its wholly-owned subsidiaries, Orchard Supply Hardware LLC and OSH Properties LLC (the “Company” or “we” or “our”), is a neighborhood hardware and garden store focused on paint, repair and the backyard. Founded as a purchasing cooperative in San Jose in 1931, today the stores average 44,000 square feet of enclosed retail space and 8,000 square feet of exterior nursery and garden space, carrying a broad assortment of merchandise for repair, maintenance and improvement needs for the home and backyard. As of April 28, 2012, we had 88 stores in California. Our stores are easy to navigate and convenient to shop and are designed to appeal to do-it-yourself customers. We also serve the small professional customer whose purchases are largely motivated by a need for incremental supplies and tools to complete construction projects. We offer customers a unique value proposition comprised of service, selection and convenience.

On December 30, 2011, we became an independent, publicly-traded company as a result of Sears Holdings Corporation’s (“Sears Holdings”) distribution of its shares of the Company to Sears Holdings’ stockholders whereby Sears Holdings’ stockholders of record as of the close of business on December 16, 2011 received one share of our Class A Common Stock and one share of our Series A Preferred Stock for every 22.141777 shares of Sears Holdings’ common stock held (the “Spin-Off”).

At the time of the Spin-Off, Class A Common Stock owned by Ares Corporate Opportunities Fund (“ACOF”) immediately prior to the Spin-Off was exchanged for Class C Common Stock. Class A and Class C Common Stock represent approximately 80% and 20% of the general voting power of our outstanding capital stock, respectively. The outstanding shares of Preferred Stock represent 100% of our outstanding nonvoting capital stock.

Following the Spin-Off, since January 3, 2012, our Class A Common Stock has been listed and traded on NASDAQ under the symbol “OSH” and our Series A Preferred Stock has been quoted on the OTCQB under the symbol “OSHSP.”

2012 First Quarter Financial Highlights

•

For the first quarter of fiscal 2012, net sales were $155.0 million, a decrease of $8.8 million, or 5.4% as compared to net sales of $163.8 million for the first quarter of fiscal 2011. The decrease in net sales was primarily driven by softness in outdoor and seasonal merchandise we believe to be a result of inclement weather.

•	Comparable store sales decreased 3.1%, which was primarily driven by a decline in comparable transaction volume of 4.4%, partially offset by a 1.3% increase in average ticket comparables.

•

Gross margin was $52.1 million, or 33.6% of net sales, for the first quarter of fiscal 2012, a decrease of $3.1 million, or 5.6% as compared to $55.2 million, or 33.7% of net sales, for the first quarter of fiscal 2011. The decrease in gross margin was primarily due to the decrease in net sales. The decrease in gross margin as a percentage of sales was primarily due to an increase in occupancy costs as a result of paying rent on previously owned properties prior to sale-leaseback transactions.

•

We recorded $4.5 million in net loss for the first fiscal quarter of 2012, as compared to $1.0 million in net loss for the first quarter of fiscal 2011. The increase in net loss was primarily due to the decline in sales and gross margins.

•

Merchandise inventory was $173.4 million at the end of the first quarter of fiscal 2012, a decrease of $5.2 million, or 2.9%, as compared to merchandise inventory of $178.6 million at the end of the first quarter of fiscal 2011.

•

Adjusted EBITDA was $7.5 million for the first fiscal quarter of 2012, as compared to Adjusted EBITDA of $11.2 million for the first fiscal quarter of 2011. Adjusted EBITDA as presented below under ‘Results of Operations’ is a supplemental measure of our operating performance that is not required by or presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. The decrease in Adjusted EBITDA of $3.7 million was primarily due to lower net sales as well as the Company’s cost associated with the transition to a public company.

2012 First Quarter Business Highlights

The Company continues to focus on five key strategic priorities in its goal to become the neighborhood hardware and garden store focused on paint, repair and the backyard. These five key priorities are:

•	Project a consistent and compelling brand identity;

•	Drive sales through merchandising and marketing initiatives;

•	Improve operational efficiencies;

•	Align resources and talent; and

•	Strengthen our financial position.

The Company is continuing to focus and execute on its turn-around initiatives. Key accomplishments during the first quarter of fiscal 2012 included:

Brand Identity. During the first quarter, the Company opened a new store in Fresno, California featuring our newly designed store format. We have signed a lease for a new store in Tigard, Oregon. This will be our first new store outside of California and is expected to open in early 2013. During the quarter, we refurbished approximately 35 stores with new exterior signage and paint in our updated logo and colors, and provided direct access from the parking lot to the Company’s higher margin nursery and garden centers at approximately 15 additional stores.

Drive Sales. The decrease in comparable store sales during the first quarter was primarily attributable to softness in outdoor and seasonal goods. We believe that the cold, wet weather had a negative impact on consumer traffic in these categories. In addition, we believe the continuing challenges of the California economy will require us to focus additional effort on marketing, promotions and consumer communications to drive increased traffic. We also continue to focus on improving our product assortments through product line reviews, as well as initiatives such as our distribution agreement with Benjamin Moore & Co.

Improve Operating Efficiencies. During the first quarter, we initiated several programs to more effectively deploy labor hours in order to increase the amount of time our associates can spend with customers.

Align Resources and Talent. During the first quarter, we reorganized our merchandising organization to improve efficiencies and enhance capabilities. We also initiated several new store-level training programs to better enable our store associates to serve our customers.

Financial Position. During the first quarter, we generated $6.6 million in net proceeds from the sale of one parcel of land and one sale-leaseback transaction. The proceeds were primarily used to pay down debt. We will also continue to examine a number of alternatives with respect to optimizing our financial position, including raising additional capital through debt or equity financing transactions.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, as well as the unaudited interim consolidated financial statements and accompanying notes contained in this report. Our unaudited consolidated results of operations for the 13 weeks ended April 28, 2012 and April 30, 2011 are summarized below (dollars and shares in millions except per share amounts and store count).

	13 Weeks Ended
	April 28, 2012	% of Net Sales	April 30, 2011	% of Net Sales
NET SALES	$155.0	100%	$163.8	100%
COST OF SALES AND EXPENSES:
Cost of sales (excluding depreciation and amortization)	102.9	66.4	108.6	66.3
Gross Margin	52.1	33.6	55.2	33.7
Selling and administrative	45.9	29.6	44.0	26.9
Depreciation and amortization	7.8	5.0	7.2	4.4
Gain on sale of real property	(0.6)	(0.4)	—	(0.0)

Total cost of sales and expenses	156.0	100.6	159.8	97.6

OPERATING (LOSS) INCOME	(1.0)	(0.6)	4.0	2.4
INTEREST EXPENSE, NET	6.6	4.3	5.6	3.4

LOSS BEFORE INCOME TAXES	(7.6)	(4.9)	(1.6)	(1.0)
INCOME TAX BENEFIT	(3.1)	(2.0)	(0.6)	(0.4)

NET LOSS	$(4.5)	(2.9)%	$(1.0)	(0.6)%

Basic and diluted loss per share	$(0.75)		$(0.16)
Basic and diluted weighted average common shares outstanding	6.0		6.0
OTHER DATA:
ADJUSTED EBIDTA	$7.5		$11.2
STORE COUNT	88		89

In addition to our net loss determined in accordance with accounting principles generally accepted in the United States (“GAAP”), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), a non-GAAP financial measure, which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

While Adjusted EBITDA is a non-GAAP financial measurement, management believes that it is an important indicator of operating performance because:

•	Adjusted EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers gain/(loss) on the sale of assets to result from investing decisions. Asset impairments and equity compensation expenses are excluded as they are non-cash charges; and

•

Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects comparability of results.

The following table and the discussion that follows presents information related to the non-GAAP performance measure Adjusted EBITDA. Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included a reconciliation from Adjusted EBITDA to net loss (in millions).

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net loss	$(4.5)	$(1.0)
Interest expense, net	6.6	5.6
Income tax benefit	(3.1)	(0.6)
Depreciation and amortization	7.8	7.2
Net loss on sale of real property and impairment of assets	0.2	0.1
Stock-based compensation	0.2	0.1
Other significant items	0.3	(0.2)

Adjusted EBITDA	$7.5	$11.2

Adjusted EBITDA as a % of net sales	4.8%	6.8%

Adjusted EBITDA is not the same as EBITDA as defined for our Senior Secured Term Loan and Real Estate Term Loan.

Other significant items include certain reserves and charges not in the normal course of our operations that periodically affect the comparability of our results. We recorded severance charges of $0.3 million during each of the first quarters of fiscal 2012 and 2011 due to changes in our management structure and in connection with our cost cutting initiatives. In the first quarter of fiscal 2011, we reversed $0.5 million of legal fees related to the Save Mart Supermarkets legal judgment, as described in Note 12, “Commitment and Contingencies” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Comparable sales figures are defined as follows:

1.	Comparable store sales. Measured by the increase or decrease in net sales year over year, excluding new and closed stores and E-commerce. Additionally, and because of an agreement the Company entered into with Sears Holdings (the “Appliances Agreement”) on October 26, 2011 whereby the Company now sells appliances on a consignment basis and receives commission income for sales of such appliances and related protection agreements, comparable store sales also exclude approximately $4.1 million of sales of Sears Holdings branded appliances in the first quarter of fiscal 2011 and approximately $0.5 million of commission income in the first quarter of fiscal 2012.

2.	Comparable transaction volume. Derived from the increase or decrease in the number of transactions year over year, excluding new and closed stores, appliance sales, and E-commerce.

3.	Average ticket comparables. Derived using net sales divided by the number of transactions year over year.

A store is included in the calculation of comparable metrics above if it has been open for at least 12 months, including relocated and remodeled stores. Comparable sales metrics discussed above are intended only as supplemental information and are not a substitute for information presented in accordance with generally accepted accounting principles.

13-week period ended April 28, 2012 compared to 13-week period ended April 30, 2011

Net sales

	13 Weeks Ended		Increase (Decrease)
	April 28, 2012	April 30, 2011	$	%
Net sales	$155.0	$163.8	$(8.8)	(5.4)%

Net sales decreased $8.8 million, or 5.4%, to $155.0 million for the first quarter of fiscal 2012, as compared to $163.8 million for the first quarter of fiscal 2011. Approximately $5.0 million of the decrease in sales was reflected in our 3.1% decline in comparable store sales, comprised of a decline in comparable transactions of 4.4%, partially offset by a 1.3% increase in average ticket comparables. The decline in comparable store sales is primarily attributable to (a) a decline in sales in outdoor and seasonal merchandise we believe to be a result of inclement weather in March and April and (b) the decline in promotional activity during the period. The balance of the decline in net sales is attributed to the impact of the Appliances Agreement (see the definition of comparable store sales above).

Gross margin

	13 Weeks Ended		Increase (Decrease)
	April 28, 2012	April 30, 2011	$	%
Gross margin	$52.1	$55.2	$(3.1)	(5.6)%
Percent of net sales	33.6%	33.7%

Gross margin decreased $3.1 million to $52.1 million, or 33.6% of net sales, for the first quarter of fiscal 2012, as compared to $55.2 million or 33.7% of net sales, for the first quarter of fiscal 2011. The decrease of 10 basis points in gross margin was primarily due to approximately 160 basis points of higher occupancy costs as a result of paying rent on properties previously owned prior to the sale-leaseback transactions and as a result of deleverage of occupancy and distribution center costs due to lower net sales. These were partially offset by improved merchandise margins of approximately 140 basis points because of improved initial markups, reduced markdowns due to lower levels of clearance activity, and higher vendor subsidies due to the transition of product suppliers.

Selling and administrative

	13 Weeks Ended		Increase (Decrease)
	April 28, 2012	April 30, 2011	$	%
Selling and administrative	$45.9	$44.0	$1.9	4.3%
Percent of net sales	29.6%	26.9%

Selling and administrative expenses increased $1.9 million to $45.9 million or 29.6% of net sales, for the first quarter of fiscal 2012, as compared to $44.0 million or 26.9% of net sales, for the first quarter of fiscal 2011. The increase in selling and administrative expenses was primarily due to (a) non-cash charges of approximately $0.8 million related to the write-down of store assets that were disposed of or determined to be impaired, (b) a $1.0 million increase in operating costs associated with being a public company, and (c) a $0.5 million legal accrual reversed in the first quarter of fiscal 2011 with no corresponding reversal in the first quarter of fiscal 2012. These were partially offset by approximately $1.1 million in reduced advertising and marketing expense in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

Gain on sale of real property

	13 Weeks Ended		Increase (Decrease)
	April 28, 2012	April 30, 2011	$	%
Gain on sale of real property	$(0.6)	$—	$(0.6)	—

During first fiscal quarter of 2012, we recorded a non-cash gain of $0.6 million in connection with the sale-leaseback transactions involving our store in San Lorenzo, California and a parcel of land in San Jose, California. There was no sale of real property in the prior year for the same quarter.

Depreciation and amortization

	13 Weeks Ended		Increase (Decrease)
	April 28, 2012	April 30, 2011	$	%
Depreciation and amortization	$7.8	$7.2	$0.6	8.3%

Depreciation and amortization increased $0.6 million to $7.8 million or 8.3% for the first quarter of fiscal 2012, as compared to $7.2 million for the first quarter of fiscal 2011. The increase in depreciation and amortization expense was primarily due to accelerated depreciation on stores currently being remodeled.

Interest expense, net

	13 Weeks Ended		Increase (Decrease)
	April 28, 2012	April 30, 2011	$	%
Interest expense, net	$6.6	$5.6	$1.0	17.9%

Interest expense increased $1.0 million to $6.6 million or 17.9% for the first quarter of fiscal 2012, as compared to $5.6 million for the first quarter of fiscal 2011. The $1.0 million increase in interest expense was primarily due to higher interest rates associated with amendments to our Senior Secured Term Loan and Real Estate Secured Term Loan, as well as additional interest expense on capital lease properties.

Income tax benefit

	13 Weeks Ended		Increase (Decrease)
	April 28, 2012	April 30, 2011	$	%
Income tax benefit	$(3.1)	$(0.6)	$(2.5)	416.7%
Effective tax rate	40.8%	37.5%

Income tax benefit was $3.1 million for the first quarter of fiscal 2012 as compared to an income tax benefit of $0.6 million recorded for the first quarter of fiscal 2011. The effective tax rate was 40.8% and 37.5% for the first quarter of fiscal 2012 and 2011, respectively. The change in our effective tax rate was primarily due to differences in tax credits applicable year over year.

LIQUIDITY AND CAPITAL RESOURCES

The following table depicts our cash flows for the first quarters ended (in millions):

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Consolidated Statements of Cash Flows Data:
Cash flows provided by operating activities	$2.9	$2.2
Cash flows provided by (used in) investing activities	3.6	(2.1)
Cash flows provided by (used in) financing activities	7.7	(4.2)

Cash Flows provided by operating activities

The primary source of our liquidity is our cash flows generated from our operating activities. Net cash provided by operating activities increased by $0.7 million to $2.9 million for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to the timing of our payables, offset by an increase in seasonal inventory purchases.

Cash Flows provided by (used in) investing activities

Net cash provided by investing activities increased by $5.7 million to $3.6 million for the first quarter of fiscal 2012 as compared to net cash used in investing activities of $2.1 million in the first quarter of fiscal 2011. The increase was primarily due to $6.6 million net proceeds from a sale-leaseback transaction involving one of our stores and the sale of a parcel of land. In the quarter ended April 28, 2012, we spent $3.5 million in cash on capital investments associated with new, relocated and remodeled stores as well as on our core technology and merchandising fixtures.

Cash Flows provided by (used in) financing activities

Net cash provided by financing activities increased $11.9 million to $7.7 million for the first quarter of fiscal 2012 as compared to net cash used in financing activities of $4.2 million in the first quarter of fiscal 2011 primarily due to an increase in net borrowings from our Senior Secured Credit Facility.

Liquidity

As of April 28, 2012, we had cash and cash equivalents of $22.4 million. Our liquidity is dependent upon our cash balance and the continued availability of borrowings under our current financing arrangements. Our cash requirements for the next twelve months consist primarily of (i) working capital, (ii) capital expenditures associated with new store openings, remodels, and upgrades, as well as, to a lesser extent, information technology and other infrastructure, and (iii) payment of principal and interest on borrowings under our credit facilities.

We believe that our existing cash and cash equivalents, cash flows from our operating activities, and available borrowings under our financing arrangements will be sufficient to fund our operations including working capital, general corporate needs, planned capital expenditures, and principal and interest payments for at least the next 12 months. In addition, as of April 28, 2012, we were in compliance with the leverage covenant under our financing arrangements, and management currently believes that we will continue to be in compliance with this covenant (and other covenants under our financing arrangements) for at least the next 12 months. Those covenants are described in “Financing Arrangements” below.

However, the decline in the operating results during the first quarter of fiscal 2012 and in fiscal 2011, coupled with continued economic weakness in the markets in which we operate, may adversely impact our prospective compliance with the financial covenants under our financial arrangements. In April 2012, we completed the sale of our Branham Lane land and the sale-leaseback of a store located in San Lorenzo, California. The transactions generated $6.6 million in net proceeds, $2.5 million of which was used to repay the Real Estate Secured Term Loan and remove the San Lorenzo property from collateral. Although these actions were not necessary to remain in compliance with our financial covenants as of April 28, 2012, they reduced our leverage and improved our liquidity.

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

As such, a priority for the near term will be to focus on ensuring continued compliance with the leverage covenant under our financing arrangements, which means we remain focused on generating sufficient cash and managing our expenditures (through, for example, the delay or reduction of new store openings and store remodels, a reduction in payroll and benefit costs, deferring certain maintenance and other expenditures). We will also continue to examine a number of alternatives with respect to future financial covenant compliance and liquidity, including raising additional capital through debt or equity financing transactions. In addition, if necessary or advisable, we may seek to renegotiate our financing arrangements in order to remain in compliance while continuing to follow our current business plan, which includes plans for store expansion. There are no assurances that under such circumstances our financing arrangements could be renegotiated, or that alternative financing would be available on terms acceptable to us, if at all. In addition, any refinancing could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. In such case, if such renegotiations were necessary but unsuccessful, we would expect to modify our business plan in a manner that would allow us to remain in compliance. Such a modification could result in slower growth, a delay of new store openings and the potential for a decline in sales.

If we were unsuccessful in meeting our financial or other covenants in our financing arrangements, it would result in a default which could trigger acceleration of (or the right to accelerate) the related debt. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, our lenders would be entitled to proceed against the collateral securing the indebtedness. If any of our indebtedness were to be accelerated, it could adversely affect our ability to operate our business or we may be unable to repay such debt and, therefore, such acceleration could adversely affect our results of operations and financial condition.

Financing Arrangements

Our debt and capital lease obligations as of April 28, 2012, January 28, 2012 and April 30, 2011 are as follows (in millions):

	April 28, 2012	January 28, 2012	April 30, 2011
Senior Secured Credit Facility	$46.0	$34.0	$46.0
Real Estate Term Loan	25.3	27.9	49.9
Senior Secured Term Loan	137.2	137.6	173.0
Capital lease obligations	57.5	62.9	69.2

Total debt and capital lease obligations	$266.0	$262.4	$338.1

Our debt is comprised of the following credit facilities

Senior Secured Credit Facility—On January 29, 2010, we amended, restated and extended our credit line. As of April 28, 2012, we had $100 million available to borrow on the facility, subject to borrowing base limits. The Senior Secured Credit Facility matures on the earlier to occur of 90 days prior to the maturity of the Senior Secured Term Loan and December 21, 2013. The Senior Secured Credit Facility was amended again in December 2011 in connection with amending and restating the Senior Secured Term Loan. As of April 28, 2012, $46.0 million was outstanding under the facility and $44.6 million was available to borrow.

Borrowings under the Senior Secured Credit Facility are either base rate loans or Eurodollar loans, at our discretion. BR loans bear interest at the greatest of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., (b) the federal funds rate plus 0.5%, or (c) the one month London Inter-Bank Offered Rate plus 1.0%, plus the “BR extended term applicable rate” which ranges between 1.50% and 2.25%. Eurodollar loans bear interest at LIBOR, plus the “Eurodollar extended term applicable rate” which ranges between 2.50% and 3.25%. At April 28, 2012, our interest rate was 3.49%. The interest rate spreads applicable to our borrowings fluctuate based upon its performance as measured by our leverage ratio.

The Senior Secured Credit Facility subjects us to certain restrictive covenants, including a fixed charge coverage ratio that is triggered when availability under the Senior Secured Credit Facility reaches a minimum threshold of 10% of the total availability for three consecutive days. The fixed charge coverage ratio requires us to maintain a minimum ratio of 1.1 to 1.0 EBITDAR (EBITDA plus rent expense) to certain fixed charges. The fixed charge coverage ratio covenant was not triggered during the 13 week period ended April 28, 2012.

Real Estate Secured Term Loan—In October 2010, we entered into a $50.0 million real estate secured loan with a group of lenders, of which $25.3 million is outstanding as of April 28, 2012, and matures on the earlier to occur of (i) 90 days prior to the maturity of the Senior Secured Term Loan or (ii) December 21, 2013. On December 11, 2011, the Company entered into the first amendment to the Real Estate Secured Term Loan, which lowered the minimum principal amount required under the Real Estate Secured Term Loan and allowed us to conduct certain sale-leaseback transactions. Interest on the Real Estate Secured Term Loan is based on LIBOR plus 5.75% per annum. At April 28, 2012, our interest rate was 5.99%.

The Real Estate Secured Term Loan is currently secured by a first lien mortgage on 13 properties, which includes 9 owned properties and 4 owned buildings subject to ground leases. The Real Estate Secured Term Loan requires us, as the tenant or subtenant at each of the properties, to comply with a maximum adjusted leverage ratio covenant. We remained in compliance with these covenants during the 13 weeks ended April 28, 2012. Based on the minimum balance requirement defined by the Real Estate Term Loan, we do not have the ability to release additional individual properties without the lenders right to accelerate repayments of the loan.

Senior Secured Term Loan—On December 22, 2011, we amended, restated and extended our term facility. The amendment and restatement split the facility into two tranches. The first tranche was for $59.5 million with lenders who elected not to extend the maturity beyond December 21, 2013, of which $59.3 million was outstanding as of April 28, 2012. The second tranche was for $78.1 million with lenders who elected to extend the maturity date to December 21, 2015, of which $77.9 million was outstanding as of April 28, 2012.

At April 28, 2012, our interest rate under the Senior Secured Term Loan for non-extending loans was 5.0%. Eurodollar loans owing to non-extending lenders bear interest at LIBOR, plus the “Eurodollar applicable rate” which ranges between 4.50% and 4.75%. Eurodollar loans owing to extending lenders bear interest at LIBOR (which shall be deemed to be equal to at least 1.25%), plus 5.75%. At April 28, 2012, our interest rate under the Senior Secured Term Loan for extended loans was 7.0%. In addition, our extended loans bear a PIK interest due at the end of the term at a rate equal to 3.00% or 4.00% per annum, with such interest automatically increasing the principal amount of the extended term loans on an annual basis. At April 28, 2012, our PIK interest rate was 3.00% based on our credit rating. Our credit rating has not changed since June 2011. If our credit rating falls below B3 by Moody’s or B- by S&P, our PIK interest rate will increase to 4.00%.

In addition to the quarterly principal payments of $0.4 million, we are required to make periodic repayments on the Senior Secured Term Loan equal to a defined percentage rate (determined based on our leverage ratio and ratings) of excess cash flows, which ranges between 25% and 100%. We did not make any prepayments pursuant to this requirement during the period ended April 28, 2012 and do not anticipate making any other prepayment under this requirement through the remainder of fiscal 2012.

In the event of a sale of a property owned by us, we are required to make repayments on the Senior Secured Term Loan equal to 75% of the proceeds, net of fees, cash tax, and other mandatory debt repayments. If the property is not part of the collateral under the Real Estate Secured Term Loan, and we intend to use the proceeds for capital re-investments into the Company, then we are not required to make this repayment. Pursuant to the sale-leaseback of the collateralized store located in San Lorenzo, California, we made $1.2 million in prepayments under this requirement on May 18, 2012. We do not anticipate making any other prepayment under this requirement through the remainder of fiscal 2012.

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

We were in compliance with the Senior Secured Term Loan covenants, including the maximum leverage ratio, which, at April 28, 2012 was 5.47:1. At April 28, 2012, assuming our current level of consolidated total funded debt remains constant, we estimate that a 8.8% or greater decline in our trailing four fiscal quarters Adjusted EBITDA, as defined by our Senior Secured Term Loan, would cause us to exceed our maximum leverage ratio covenant for that period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, are significant to reporting our results of operations and financial position. Except as described below, there have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Income Taxes—We continue to monitor our operating performance and evaluate the likelihood of the future realization of our deferred federal and state tax assets. Realization of these deferred tax assets depends on achieving a certain level of future taxable income or being able to carry back any taxable losses and claim refunds against previously paid income taxes. While we are not yet in a cumulative loss (based on a rolling 36 month period), we may reach a cumulative loss by the end of our current fiscal year. Generally, a cumulative loss (after adjusting for nonrecurring items) is considered significant objective and verifiable negative evidence when assessing the realization of deferred tax assets. Absent offsetting objective and verifiable positive evidence of expected improvements in operations or other factors (such as available tax planning strategies), a valuation allowance may be required if and when we are in a cumulative loss position.

Although we generated taxable income for the past three fiscal years, we incurred a loss in fiscal 2011 and for the first quarter of fiscal 2012. If we reach a net cumulative loss and do not have offsetting objective and verifiable positive evidence, a valuation allowance will likely be required to reduce the deferred tax assets to the expected net realizable value. As of April 28, 2012, we believe that it is more likely than not that we will be able to realize our deferred tax assets in the future. Our judgment regarding future operations and taxable income may change due to changes in future market conditions, or as operating results and other factors become known.

ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

Interest Rate Risk

All interest-rate derivative instruments are considered non-trading. At April 28, 2012, 78.4% of our total debt portfolio, including capital leases, was variable rate. Based on the size of this variable rate debt portfolio at April 28, 2012, which totaled approximately $208.5 million, an immediate 100 basis points change in interest rates would have affected annual pretax funding costs by $2.1 million. If our credit ratings are further downgraded, it would increase our financing costs under a portion of our Senior Secured Term Loan from 3% to 4% and increase our annual interest expense by approximately $0.8 million.

We do not enter into derivative financial contracts for trading purposes. Derivative financial instruments embedded in our leases related to Consumer Price Index (“CPI”) are recorded at fair value. At April 28, 2012 the fair value of the derivative financial instruments embedded in our leases was $2.4 million. A 1% increase in CPI will increase interest expense by approximately $0.3 million.

ITEM 4.—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has carried out, under the supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented.

Material Weakness in Internal Control over Financial Reporting

Pursuant to rules of the Securities and Exchange Commission that provide a transition period for newly public companies, the Company’s Form 10-K did not include a report of management’s assessment of internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Although we were not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, we identified certain matters involving our internal controls over financial reporting that would constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”).

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

We have been and we will continue to address the material weaknesses identified as follows:

Personnel

We have hired a new Controller and are in the process of hiring personnel for all key open finance positions, including an external reporting resource, as well as hiring an external provider of tax services; we will continue to augment our accounting staff as needed.

Accounting and Internal Control Policies and Procedures

We are in the process of documenting key policies and internal control procedures for significant accounting areas with an emphasis on implementing additional procedures to identify and properly account for complex routine and non-routine recurring transactions. We expect to complete this effort during the 2012 fiscal year.

Controls

We have also engaged an independent accounting and consulting firm to assist us with our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by the end of fiscal year 2012. Through the remediation activities that are in progress, we expect to remediate the material weaknesses in fiscal year 2012.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

ITEM I.—LEGAL PROCEEDINGS

Two putative class action lawsuits, brought on behalf of current and former employees, are pending against the Company. One of these lawsuits was brought in 2010 and one was brought in 2011. These lawsuits allege that we failed to comply with various California labor laws, including misclassification of non-exempt employees as exempt employees, failure to pay regular, overtime, and final wages, failure to provide meal and/or rest breaks, and failure to provide accurate wage statements. We deny the allegations in the claims of these lawsuits and intend to vigorously defend against them. However, we cannot predict with assurance the outcome of these lawsuits and accordingly adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. However, based on the information currently available, we do not believe that any of these lawsuits would have a material adverse effect on the consolidated financial position or results of our operations.

We were subject to another putative class action lawsuit brought in 2011 on behalf of current and former employees alleging we failed to comply with various labor laws. Without any settlement payment made by us, the Plaintiffs voluntarily requested dismissal of this lawsuit without prejudice. The Court granted the Plaintiff’s dismissal request on April 30, 2012.

We are also a defendant in various other legal proceedings arising in the ordinary course of business. Based on the information currently available, we are not currently a party to any legal proceeding that management believes would have a material adverse effect on the consolidated financial position or results of operations.

ITEM 1A.—RISK FACTORS

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 27, 2012 and have not materially changed during the quarter ended April 28, 2012.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—MINE SAFETY DISCLOSURES

None.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 12th day of June 2012.

ORCHARD SUPPLY HARDWARE STORES CORPORATION

By:	/s/ MARK R. BAKER
Mark R. Baker
President and Chief Executive Officer (Duly Authorized Officer)

ORCHARD SUPPLY HARDWARE STORES CORPORATION

By:	/s/ Chris D. Newman
Chris D. Newman
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Severance Agreement and General Release dated January 30, 2012 between Orchard Supply Hardware LLC and Thomas J. Carey.	8-K	001-11679	10.1	January 31, 2012

10.2	Form of Restricted Stock Units Agreement under the Orchard Supply Hardware Stores Corporation 2011 Equity Incentive Plan.	8-K	001-11679	10.1	May 23, 2012

10.3	Form of Option Agreement under the Orchard Supply Hardware Stores Corporation 2011 Equity Incentive Plan.	8-K	001-11679	10.2	May 23, 2012

10.4	Form of Restricted Stock Agreement under the Orchard Supply Hardware Stores Corporation 2011 Equity Incentive Plan.	8-K	001-11679	10.3	May 23, 2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.