Form 10-Q
period 2012-07-28
ORCHARD SUPPLY HARDWARE STORES CORP
filed 2012-09-11
CIK 896842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 001-11679

Orchard Supply Hardware Stores Corporation

(Exact name of Registrant as specified in its charter)

Delaware	95-4214109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6450 Via Del Oro San Jose, California	95119
(Address of principal executive offices)	(Zip Code)

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

As of August 24,2012, the registrant had 4,830,147 shares of Class A Common Stock, par value $0.01 per share, 8,644.06788 shares of Class B Common Stock, par value $0.01 per share, and 1,194,000 shares of Class C Common Stock, par value $0.01 per share, outstanding.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JULY 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JULY 28, 2012, JANUARY 28, 2012, AND JULY 30, 2011

(Unaudited, in thousands)

	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,918	$8,148	$10,596
Restricted cash	—	556	554
Merchandise inventories	174,442	157,671	162,326
Deferred income taxes	2,094	14,129	17,221
Prepaid expenses and other current assets	18,753	13,228	12,199

Total current assets	229,207	193,732	202,896
PROPERTY AND EQUIPMENT, NET	195,802	210,362	263,588
INTANGIBLE ASSETS	130,920	133,916	141,744
DEFERRED FINANCING COSTS AND OTHER LONG-TERM ASSETS	8,621	8,493	4,803

TOTAL	$564,550	$546,503	$613,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Merchandise payables	$74,463	$54,410	$54,041
Accrued expenses and other liabilities	53,545	44,508	50,139
Current portion of long-term debt and capital lease obligations	15,527	8,269	11,711
Deposits from sale of real property	22,490	21,471	—

Total current liabilities	166,025	128,658	115,891
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	211,269	254,152	310,532
LONG TERM DEPOSITS FROM SALE OF REAL PROPERTIES	41,495	—	—
OTHER LONG-TERM LIABILITIES	38,719	29,286	18,029
DEFERRED INCOME TAXES	51,459	48,108	67,490

Total liabilities	508,967	460,204	511,942

COMMITMENTS AND CONTINGENCIES	—	—	—
STOCKHOLDERS’ EQUITY
Series A preferred stock	16,529	16,529	—
Class A common stock	48	48	60
Class B common stock	—	—	—
Class C common stock	12	12	—
Additional paid-in capital	249,483	248,963	262,931
Accumulated losses	(210,489)	(179,253)	(161,902)

Total stockholders’ equity	55,583	86,299	101,089

TOTAL	$564,550	$546,503	$613,031

See notes to consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE 13 AND 26 WEEK PERIODS ENDED JULY 28, 2012 AND JULY 30, 2011

(Unaudited, in thousands, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
NET SALES	$194,053	$196,437	$349,057	$360,205

COST OF SALES AND EXPENSES:
Cost of sales (excluding depreciation and amortization)	129,596	130,596	232,521	239,237
Selling and administrative	57,458	46,257	103,318	90,256
Depreciation and amortization	7,532	7,504	15,371	14,667
Gain on sale of real property	—	—	(630)	—

Total cost of sales and expenses	194,586	184,357	350,580	344,160

OPERATING (LOSS) INCOME	(533)	12,080	(1,523)	16,045
INTEREST EXPENSE, NET	7,763	5,517	14,328	11,071

(LOSS) INCOME BEFORE INCOME TAXES	(8,296)	6,563	(15,851)	4,974
INCOME TAX EXPENSE	18,431	2,672	15,385	2,073

NET (LOSS) INCOME	$(26,727)	$3,891	$(31,236)	$2,901

(LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS:
Basic and diluted (loss) income per share	$(4.44)	$0.65	$(5.19)	$0.48
Basic and diluted weighted average common shares outstanding	6,021	6,010	6,016	6,011

See notes to consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 26-WEEK PERIODS ENDED JULY 28, 2012 AND JULY 30, 2011

(Unaudited, in thousands)

	26 Weeks Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net (loss) income	$(31,236)	$2,901
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,371	14,667
Amortization and write-off of deferred financing costs	2,785	1,150
Loss on sale of real property and impairment of assets	7,625	97
Stock-based compensation	520	210
Deferred income taxes	15,386	(2,790)
Deferred rent	407	(4)
Change in operating assets and liabilities:
Merchandise inventories	(16,771)	9,724
Prepaid expenses and other current assets	(728)	(946)
Merchandise payables	20,053	(1,284)
Accrued expenses and other liabilities	1,230	(2,406)

Net cash provided by operating activities	14,642	21,319

Cash flows from investing activities:
Release of restricted cash	556	—
Purchases of property and equipment	(6,645)	(6,220)
Proceeds from sale of property and equipment	6,585	162
Deposits from sale of real property	42,214	—

Net cash provided by (used in) investing activities	42,710	(6,058)

Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	26,500	35,900
Repayments on Senior Secured Credit Facility	(25,500)	(51,900)
Principal payments on Real Estate Term Loan	(27,878)	(250)
Principal payments on Senior Secured Term Loan	(1,951)	(1,000)
Payment for shares repurchased	—	(54)
Payments of deferred financing costs	(42)	(287)
Payments of capital lease and financing obligations	(2,711)	(2,678)

Net cash used in financing activities	(31,582)	(20,269)

Net increase (decrease) in cash and cash equivalents	25,770	(5,008)
Cash and cash equivalents, beginning of period	8,148	15,604

Cash and cash equivalents, end of period	$33,918	$10,596

Supplemental disclosures of cash flows information:
Cash paid for interest	$10,583	$9,871
Cash paid for income taxes	$2,503	$6,293
Noncash investing and financing activities:
Noncash property and equipment purchases	$4,970	$2,796
Assets acquired through capital lease	$—	$3,950

See notes to consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 26 WEEK PERIODS ENDED JULY 28, 2012 AND JULY 30, 2011

(UNAUDITED)

1. BASIS OF PRESENTATION

Orchard Supply Hardware Stores Corporation (the “Company”) is a neighborhood hardware and garden store focused on paint, repair and the backyard. The Company was originally founded as a purchasing cooperative in San Jose, California in 1931. As of July 28, 2012, the Company operated 88 stores in California.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto contained in the Company’s Annual Report on Form 10-K filed on April 27, 2012. The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

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

The results of operations for the 13 and 26 weeks ended July 28, 2012 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Liquidity— As of July 28, 2012, the Company had cash and cash equivalents of $33.9 million and total debt and capital lease obligations of $226.8 million. The Company’s liquidity is dependent upon its cash balance and the continued availability of borrowings under its financing arrangements. The financing arrangements require the Company to maintain compliance with certain covenants including a leverage ratio covenant. With the completion of a six-store sale and leaseback transaction, the Company was in compliance with the leverage ratio covenant under its financing arrangements as of July 2012 (See Note 5. Debt and Capital Lease Obligations). However, in part due to the decline in the Company’s operating results during the first and second quarters of fiscal 2012 and in fiscal 2011, coupled with continued economic weakness in the markets in which the Company operates, the Company would not have been in compliance with the leverage ratio covenant under its financing arrangements as of July 28, 2012 were the sale leaseback transactions not completed. Without improvements in the Company’s financial performance, the consummation of additional sale-leaseback transactions that the Company is currently pursuing, raising additional capital through debt or equity financing transactions, or an amendment and/or waiver of the Company’s leverage ratio, the Company may not be able to maintain compliance with its leverage ratio covenant as of the next measurement date, which is October 27, 2012.

Non-compliance with the leverage ratio covenant as of the next measurement date would cause a default under the financing arrangements. If the Company was unable to obtain a waiver from the debt holders, this could result in accelerated repayments of the Company’s debt from the current maturity dates of December 21, 2013 and December 21, 2015, if the Company’s lenders were to declare all outstanding indebtedness thereunder to be due and payable. As a result of the cross-default provisions in the Company’s debt agreements and other instruments, a default under one agreement or instrument could result in a default under, and the acceleration of, payments in other debt agreements and other instruments. In addition, the Company’s lenders would be entitled to proceed against the collateral securing the indebtedness. If the remaining payments were to be accelerated, the Company would not have sufficient liquidity to make full repayments of the outstanding debt, and such acceleration of all outstanding debt would adversely affect the Company’s ability to operate its business, which could prevent the Company from continuing its ongoing operations.

The Company is currently in discussions to refinance its Senior Secured Credit Facility and its Senior Secured Term Loan. On August 15, 2012, the Company entered into a non-binding Commitment Letter to replace its Senior Secured Credit Facility with a five-year $127.5 million senior secured credit line. In addition, the Company is pursuing various options, including issuing debt and/or equity to replace its Senior Secured Term Loan and may also consider approaching the current debt holders of the Senior Secured Term Loan to refinance or modify the terms of its debt. It is uncertain whether these endeavors by the Company to refinance or modify its debt will be successful. In addition, any refinancing could be at higher interest rates and may require the Company to comply with some or more covenants which could restrict business operations. If the Company is unable to refinance its debt, or do so on terms acceptable to the Company, the Company may be unable to meet its financial covenants, and lenders could demand repayment of the amounts outstanding under the Company’s financing agreements as described above. These interim consolidated financial statements have been prepared on the basis of management’s belief that the Company’s cash on hand, availability under its financing arrangements and cash flow from operations will provide the needed liquidity to continue as a going concern basis that includes the realization of assets and discharge of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of these uncertainties.

Fiscal Year— The fiscal quarters ended July 28, 2012 and July 30, 2011 consist of 13 weeks. Our fiscal year end is the Saturday closest to January 31 each year. Fiscal 2012 consists of 53 weeks and fiscal 2011 consisted of 52 weeks.

Spin-Off from Sears Holdings— The distribution by Sears Holdings Corporation (“Sears Holdings”) to its stockholders (“Spin-Off” or “Distribution”) of all the shares of Class A Common Stock of the Company, par value $0.01 per share (the “Class A Common Stock”), and Series A Preferred Stock of the Company, par value $0.00001 per share (the “Preferred Stock”), became effective as of 11:59 p.m., New York City Time on December 30, 2011, which the Company refers to as the “Distribution Date.”

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

Transition Service Arrangements— Effective with the Spin-Off, the Company entered into a transition service agreement (the “Transition Services Agreement”) whereby Sears Holdings continues to provide to the Company certain services provided prior to the Spin-Off and which enables the Company to retain access to various other third-party services until the Company is able to set up its stand-alone corporate functions and/or contract with third-party service providers. The services provided under the Transition Services Agreement are individually terminable upon 60 days notification by the Company. All services to be provided under the Transition Services Agreement will terminate upon the first anniversary of the effective date of the Transition Services Agreement. In December 2011, the Company completed its transition of payroll and legal functions from Sears Holdings. The remaining miscellaneous accounting and tax support services are expected to be transitioned by the end of fiscal 2012.

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

Stock Split— On December 8, 2011, the Company completed a 6-for-1 stock split of its outstanding securities. The stock split increased the number of shares of the Company’s common stock issued and outstanding from approximately 1.0 million to approximately 6.0 million. All share and per share amounts herein are presented on a post-stock split basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Merchandise Inventories — The Company’s housewares, hardware, and garden inventory are valued under the retail inventory method, using a last-in, first-out (“LIFO”) cost flow assumption. To estimate the effects of changing prices in inventory, we utilize external price indices determined by an outside source, the Bureau of Labor Statistics. At July 28, 2012, January 28, 2012 and July 30, 2011, approximately $56.4 million, $47.3 million and $43.5 million, respectively, of the Company’s merchandise inventories were valued under LIFO. If the first-in, first-out method of inventory valuation had been used instead of the LIFO method, merchandise inventories would have been $5.4 million, $4.0 million and $1.8 million lower at July 28, 2012, January 28, 2012 and July 30, 2011, respectively. There were no liquidations of the LIFO layers during the periods reported.

Income Taxes and Deferred Taxes — The Company monitors its operating performance and evaluates the likelihood of the future realization of its deferred federal and state tax assets. In assessing the realization of these deferred tax assets and the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets taking into account achieving a certain level of future taxable income or being able to carry back any taxable losses and claim refunds against previously paid income taxes. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, the Company records a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. A pattern of objectively measured recent and cumulative financial reporting losses are a source of significant negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As of July 28, 2012, the Company has concluded that the negative evidence now outweighs the positive evidence, and accordingly, it is more likely that the Company will not be able to realize all of its federal and state deferred tax assets. Therefore, the Company recorded a charge of $18.4 million to income tax expense to establish a valuation allowance against its deferred tax assets.

Accounting for the Impairment of Long-lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. If the carrying value of the asset or asset group exceeds the expected future cash flows expected to result from the use of the asset, on an undiscounted basis, an impairment loss is recognized. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value. The fair market value of these assets or asset group is determined using the income approach and Level 3 inputs (see Note 3), which require management to make estimates about future cash flows. The Company estimates the amount and timing of future cash flows based on historical experience and knowledge of the retail market in which each store operates. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions the Company used to calculate impairment losses of long-lived assets. The Company recorded $7.2 million and $7.7 million of asset impairment charges in connection with store assets for the 13 and 26 week periods ended July 28, 2012, respectively. No impairment charges were recorded for the 13 and 26 week periods ended July 30, 2011. The impairment charges are included in the selling and administrative expenses in the consolidated statements of operations.

Derivatives — Derivative financial instruments embedded in leases are recorded at fair value in the consolidated balance sheets as capital lease asset if the lease is a capital lease or as other long-term assets if the lease is an operating lease. The assets are amortized over the life of the lease to depreciation and amortization expense. In addition, they are recorded in other long-term liabilities at fair value and any gain or loss on the derivative financial instruments is recorded in selling and administrative expense and in the consolidated statements of operations. At July 28, 2012 and January 28, 2012, the fair value of the derivative financial instruments embedded in its lease was $5.3 million and $2.3 million, respectively. At July 30, 2011 the Company did not have any derivative financial instruments embedded in its leases.

Stock-Based Compensation — The Company recognizes as expense the fair value of all stock-based compensation awards, including stock options. The Company recognizes compensation expense as awards vest on a straight-line basis over the requisite service period of the award. The Company accounts for stock-based compensation using the fair value method. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the award.

Comprehensive Income (Loss) — Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders. Comprehensive income (loss) was equal to net income (loss) for all periods presented. The Company had no items of other comprehensive income (loss) in any period presented.

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

New Accounting Pronouncements — In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is reviewing this guidance and does not believe it will have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, restricted cash, other current assets, merchandise payables, accrued expenses and other current liabilities approximate their fair value. Included in cash and cash equivalents are money market funds of $12.2 million, $3.0 million and $1.0 million at July 28, 2012, January 28, 2012 and July 30, 2011, respectively, which fair value was determined using Level 1 inputs. The fair value of the Senior Secured Term Loan was $93.6 million, $100.7 million and $139.7 million based on the trading values as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively, which was determined using Level 1 inputs. The carrying value of the Senior Secured Term Loan was $135.6 million, $137.6 million and $172.5 million as of July 28, 2012, January 28, 2012 and July 30, 2011, respectively. Based on borrowing rates available to the Company, which are considered Level 2 inputs, the carrying value of the Company’s debt obligations with respect to the Senior Secured Credit Facility and Real Estate Term Loan approximated their fair value at July 28, 2012, January 28, 2012 and July 30, 2011.

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

The Company measures store lease derivatives by Company specific assumptions which would fall within Level 3 inputs of the fair value hierarchy. Ten of our store leases have future rent increases tied to an index of annual changes in the Consumer Price Index (“CPI”). The fair value of the derivative is computed using historical increases in CPI and the value calculated using the maximum rent escalation cap as defined by the leases.

The Company is not required to measure any other significant non-financial assets and liabilities at fair value on a non-recurring basis as of July 28, 2012, January 28, 2012, and July 30, 2011.

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

In the second quarter of fiscal 2012, the Company sold all of its interest in six store properties located in San Jose, Van Nuys, Pinole, Chico, and Clovis, California and entered into a master sale-leaseback agreement with respect to those stores. In conjunction with the sale-leaseback, the Company entered into a lease agreement allowing the Company to continue to operate the stores in a manner consistent with their existing use throughout the lease term. The initial lease term of the lease is from July 27, 2012 to July 27, 2030 with three 5-year renewal options. For accounting purposes, the sale of these stores was not consummated due to continued involvement and risk. Thus, no gain or loss was recorded on the transaction.

As of July 28, 2012, the Company had $22.5 million of short-term deposits and $41.5 million of long-term deposits from the sale-leaseback of real property on nine stores recorded in the consolidated balance sheet. The sale-leaseback agreement includes provisions for the remodeling of the stores for which the landlord will reimburse the Company for the costs of Tenant Improvements (“Improvements”) up to an agreed upon amount. In addition, if the Company fails to complete construction during the specified period, the landlord will have three years to exercise an option to require the Company to repurchase the properties. Due to the Company’s continuing involvement during the remodeling period, as the leases provide for the Company to assume substantially all of the construction period risk, the sale-leaseback will not be consummated until the Improvements are completed within the specified timeframe, and amounts spent are fully reimbursed to the Company by the landlord. The remodeling of three of these stores is expected to be completed during fiscal 2013 and the remaining stores are expected to be completed in fiscal 2014.

5. DEBT AND CAPITAL LEASE OBLIGATIONS

The components of the Company’s debt and capital lease obligations at July 28, 2012, January 28, 2012 and July 30, 2011 are as follows (in millions):

	July 28, 2012	January 28, 2012	July 30, 2011
Senior Secured Credit Facility	$35.0	$34.0	$32.0
Real Estate Term Loan	—	27.9	49.7
Senior Secured Term Loan	135.6	137.6	172.5
Capital lease obligations	56.2	62.9	68.0

Total debt and capital lease obligations	226.8	262.4	322.2
Less portion to be paid within one year:
Senior Secured Credit Facility	—	—	(3.0)
Real Estate Term Loan	—	(0.5)	(0.5)
Senior Secured Term Loan	(9.4)	(1.8)	(2.0)
Capital lease obligations	(6.1)	(5.9)	(6.2)

Total long-term debt and capital lease obligations	$211.3	$254.2	$310.5

Senior Secured Credit Facility—On January 29, 2010, the Company amended, restated and extended its credit line. As of July 28, 2012, the Company had $54.6 million available to borrow on the facility, subject to borrowing base limits. The Senior Secured Credit Facility matures on the earlier to occur of 90 days prior to the maturity of the Senior Secured Term Loan and December 21, 2013. The Senior Secured Credit Facility was amended again in December 2011 in connection with amending and restating the Senior Secured Term Loan. As of July 28, 2012, $35.0 million was outstanding under the facility.

Borrowings under the Senior Secured Credit Facility are either base rate (“BR”) loans or Eurodollar loans, at the Company’s discretion. BR loans bear interest at the greatest of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., (b) the federal funds rate plus 0.5%, or (c) the one month London Inter-Bank Offered Rate plus 1.0%, plus the “BR extended term applicable rate” which ranges between 1.50% and 2.25%. Eurodollar loans bear interest at LIBOR, plus the “Eurodollar extended term applicable rate” which ranges between 2.50% and 3.25%. At July 28, 2012, the Company’s interest rate was 3.50%. The interest rate spreads applicable to the Company’s borrowings fluctuate based upon its performance as measured by its leverage ratio.

The Senior Secured Credit Facility subjects us to certain restrictive covenants, including a fixed charge coverage ratio that is triggered when availability under the Senior Secured Credit Facility reaches a minimum threshold of 10% of the total availability for three consecutive days. The fixed charge coverage ratio requires the Company to maintain a minimum ratio of 1.1 to 1.0 EBITDAR (EBITDA plus rent expense) to certain fixed charges. The fixed charge coverage ratio covenant was not triggered during the 13 and 26 week periods ended July 28, 2012.

Real Estate Secured Term Loan—In October 2010, the Company entered into a $50.0 million real estate secured loan . On July 27, 2012 the Company completed a sale-leaseback transaction for six properties. Proceeds of $25.2 million from the sale-leaseback transaction were used to pay-off the Real Estate Secured Term Loan in its entirety as of July 28, 2012.

Senior Secured Term Loan—On December 22, 2011, the Company amended, restated and extended its term facility. The amendment and restatement split the facility into two tranches. The first tranche was for $59.5 million with lenders who elected not to extend the maturity beyond December 21, 2013, of which $58.6 million was outstanding as of July 28, 2012. The second tranche was for $78.1 million with lenders who elected to extend the maturity date to December 21, 2015, of which $77.0 million was outstanding as of July 28, 2012.

At July 28, 2012, the Company’s interest rate under the Senior Secured Term Loan for non-extending loans was 5.0%. Eurodollar loans owing to non-extending lenders bear interest at LIBOR, plus the “Eurodollar applicable rate” which ranges between 4.50% and 4.75%. Eurodollar loans owing to extending lenders bear interest at LIBOR (which shall be deemed to be equal to at least 1.25%), plus 5.75%. At July 28, 2012, the Company’s interest rate under the Senior Secured Term Loan for extended loans was 7.0%. In addition, the Company’s extended loans bear a PIK interest due at the end of the term at a rate equal to 3.00% or 4.00% per annum, with such interest automatically increasing the principal amount of the extended term loans on an annual basis. At July 28, 2012, the Company’s PIK interest rate was 3.00% based on its credit rating. The Company’s credit rating has not changed since June 2011. If the Company’s credit rating falls below B3 by Moody’s or B- by S&P, the PIK interest rate will increase to 4.00%.

In addition to the quarterly principal payments of $0.4 million, the Company is required to make periodic repayments on the Senior Secured Term Loan equal to a defined percentage rate (determined based on the Company’s leverage ratio and ratings) of excess cash flows, which ranges between 25% and 100%. The Company did not make any prepayments pursuant to this requirement during the 13 and 26 week periods ended July 28, 2012 and do not anticipate making any other prepayment under this requirement through the remainder of fiscal 2012.

In the event of a sale of a property owned by the Company, the Company is required to make repayments on the Senior Secured Term Loan equal to 75% of the proceeds, net of fees, cash tax, and other mandatory debt repayments. If the Company intends to use the proceeds for capital re-investments into the Company, then the Company is not required to make this repayment. Pursuant to the sale-leaseback of the six collateralized stores properties, the Company made a $7.6 million prepayment under this requirement on August 24, 2012. Pursuant to the sale-leaseback of the collateralized store located in San Lorenzo, California, the Company made $1.2 million in prepayments under this requirement on May 18, 2012.

The maximum adjusted leverage ratio covenant (as defined in the Senior Secured Term Loan) is calculated on the last day of each fiscal quarter as (a) consolidated total funded debt on such date minus unrestricted cash over $3 million (as defined in the Senior Secured Term Loan) to (b) trailing four fiscal quarters Adjusted EBITDA (as defined in the Senior Secured Term Loan). The following table provides the Company’s maximum leverage ratio during the remaining term of the Senior Secured Term Loan:

Fiscal Year	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2012			5.75:1	5.75:1
2013	5.75:1	5.25:1	5.25:1	5.25:1
2014	5.25:1	5.00:1	5.00:1	5.00:1
2015	5.00:1	4.75:1	4.75:1

The Company was in compliance with the Senior Secured Term Loan covenants, including the maximum leverage ratio, which, at July 28, 2012 was 4.94:1.

Change in Control—The Senior Secured Credit Facility and the Senior Secured Term Loan both contain an event of default resulting from a change of control, which includes the following: (i) certain mergers, consolidations, sales or transfers of all or substantially all of the assets of the Company and subsidiaries to persons other than ACOF, ESL Investments, Inc. (“ESL”) and Sears Holdings; (ii) adoption of a plan of liquidation of the Company; (iii) prior to an initial underwritten public offering of common stock of the Company, Sears Holdings, ESL and ACOF ceasing to collectively hold directly or indirectly at least 50% of the total voting power of all shares of the Company’s voting capital stock; (iv) following an initial underwritten public offering of common stock of the Company, a person or group, other than Sears Holdings, ESL and ACOF, collectively holding directly or indirectly at least 40% of the total voting power of all shares of the Company’s voting capital stock and Sears Holdings, ESL and ACOF collectively holding less than such person or group; and (v) the Company’s Board of Directors not consisting of continuing directors (“Change in Control”).

If one or both of ESL and ACOF dispose of all or part of their shareholding in the Company such that their combined total voting power drops below 50% (or 40% after an initial underwritten public offering), this may trigger a Change in Control event of default under the Senior Secured Credit Facility and the Senior Secured Term Loan. An event of default could trigger certain acceleration clauses and cause those and the Company’s other obligations to become immediately due and payable and the Company may not have sufficient cash funds available to repay its debt obligations upon such a Change in Control.

6. RELATED-PARTY AGREEMENTS

The Company purchases Sears Holdings’ brands such as Craftsman, Kenmore, Easy Living, and Weatherbeater directly from Sears Holdings and outside vendors. During the 13 weeks ended July 28, 2012 and July 30, 2011, the Company purchased approximately $0.1 million and $4.2 million, respectively, of merchandise directly from Sears Holdings. During the 26 weeks ended July 28, 2012 and July 30, 2011, the Company purchased approximately $0.2 million and $7.8 million, respectively, of merchandise directly from Sears Holdings.

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

The Appliances Agreement was amended on March 22, 2012 (the “Amended Appliances Agreement”). Under the Amended Appliances Agreement, the Company may close up to fourteen currently identified retail locations that carry appliances (the “Appliance Centers”) at specified times through August 2013 and close the remaining 13 Appliance Centers on January 31, 2015. The Amended Appliances Agreement has a term of five years. The Company has exercised its right to close six Appliance Centers in specified stores and expects the closing to be completed by the third quarter of fiscal 2012.

The Company has a payable of $0, $2.9 million, and $1.7 million with Sears Holdings, as of July 28, 2012, January 28, 2012, and July 30, 2011, respectively.

7. COMMITMENTS AND CONTINGENCIES

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

8. INCOME TAXES

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. Prior to the start of the second quarter of 2012, the Company concluded that positive evidence outweighed negative evidence, and no valuation allowance was necessary. The Company most recently assessed the relevant positive and negative evidence at the conclusion of the second quarter ended July 28, 2012, including the effects of results of the quarter. As a result of this assessment, the Company concluded that, from an accounting perspective, the negative evidence now outweighed the positive evidence as of July 28, 2012. In accordance with that conclusion, the Company recorded a non-cash charge to income tax expense in the second quarter of 2012 in the amount of $18.4 million by establishing a valuation allowance against its deferred tax assets. In determining the appropriate amount of the valuation allowance, the Company considered the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. Due to the accumulated negative evidence at the end of the second quarter of fiscal 2012, the Company is no longer allowed under those accounting standards to consider future income projections exclusive of the reversing temporary differences. This accounting treatment has no effect on the ability of the Company to use loss carryforwards and tax credits in the future to reduce cash tax payments. As of July 28, 2012, there was a valuation allowance of $27.8 million against its deferred tax assets. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

9. STOCK-BASED COMPENSATION

For the 13 and 26 week periods ended July 28, 2012 stock-based compensation expense was $0.3 million and $0.5 million, respectively. Stock-based compensation expense associated with stock-based compensation expense for the comparable periods ended July 30, 2011 was $0.1 million and $0.2 million, respectively. The Company recognizes stock-based compensation costs, net of a forfeiture rate, for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

The Company uses the Black-Scholes option-pricing model to value its stock options. The weighted average assumptions relating to the valuation of the Company’s stock options for the 13 and 26 week periods ended July 28, 2012 and July 30, 2011 were as follows:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Weighted average fair value of grants	$11.56	$—	$11.56	$—
Expected volatility	75%	—%	75%	—%
Expected term (years)	6.50	—	6.50	—
Risk-free interest rate	1.06%	—%	1.06%	—%
Expected dividend yield	—%	—%	—%	—%

Stock-Based Awards Activity

As of July 28, 2012, approximately 216,000 shares remain available for future grants of either stock options, restricted stock or restricted stock units.

The following table presents a summary of the Company’s stock option activity for the 26 weeks ended July 28, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 29, 2012	206,928	$33.33
Granted	468,858	20.00
Canceled or expired	(206,928)	33.33

Outstanding at July 28, 2012	468,858	20.00

Exercisable at July 28, 2012	1,472	20.00

The following table presents a summary of the Company’s restricted stock activity for the 26 week period ended July 28, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	—	$—
Granted	314,698	17.71
Vested	(4,588)	21.80
Nonvested, end of period	310,110	17.65

Performance-based Unit Awards

In the 13 and 26 week periods ended July 28, 2012, performance-based restricted stock unit awards were granted to certain employees. Under the terms of the performance-based restricted stock unit awards granted, certain employees are eligible to receive restricted stock unit awards, contingent upon the achievement of certain Company-specific performance goals. Any stock unit awards earned as a result of the achievement of such goals vests at a rate of 8.33% in each subsequent fiscal quarter when the Company achieves the certain Company-specific performance goals during any of the trailing four fiscal quarters during the “Performance Period”. The Performance Period commences on the first day of the second fiscal quarter of 2012 and ends on the last day of the third fiscal quarter of 2018. Any stock units earned as a result of the achievement of such goals may vest in full over 6.75 years from the date of grant. The Company recorded $0 compensation expense with respect to performance-based stock unit awards in the 13 and 26 week periods ended July 28, 2012.

ITEM 2.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with the Company’s consolidated financial statements and related notes elsewhere in this report. Except for historical information, the discussion in this report contains certain forward-looking statements that involve risk and uncertainty. The Company has based these forward-looking statements on our current expectations and assumptions about future events. You can identify these statements by forward-looking words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “intend”, “target”, “projects”, “estimates”, “plans”, “forecast”, “is likely to”, “anticipates”, or the negative thereof or comparable terminology. Examples of such statements include references to revenue growth, new store openings and remodels, comparable store sales, demand for the Company’s products and services, the state of the California economy, inventory and in-stock positions, cash flow, and the like. Forward-looking statements are based on the Company’s beliefs as well as the Company’s current assumptions, expectations, and projections about future events based on information currently available to the Company. As a result, these statements are subject to various risks and uncertainties. For a discussion of material risks and uncertainties that the Company faces, see the discussion entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and in Part II, Item 1A hereof, as supplemented by the Company’s subsequent SEC filings.

EXECUTIVE OVERVIEW

Orchard Supply Hardware Stores Corporation, and its wholly-owned subsidiaries, Orchard Supply Hardware LLC and OSH Properties LLC (the “Company” or “we” or “our”), is a neighborhood hardware and garden store focused on paint, repair and the backyard. Founded as a purchasing cooperative in San Jose in 1931, today our stores average 44,000 square feet of enclosed retail space and 8,000 square feet of exterior nursery and garden space, carrying a broad assortment of merchandise for repair, maintenance and improvement needs for the home and backyard. As of July 28, 2012, we had 88 stores in California. Our stores are easy to navigate and convenient to shop and are designed to appeal to do-it-yourself customers. We also serve the small professional customer whose purchases are largely motivated by a need for incremental supplies and tools to complete construction projects. We offer customers a unique value proposition comprised of service, selection and convenience.

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

2012 Second Quarter Financial Highlights

•

For the second quarter of fiscal 2012, net sales were $194.1 million, a decrease of $2.3 million, or 1.2%, as compared to net sales of $196.4 million for the second quarter of fiscal 2011. The decrease in net sales was primarily driven by the impact of the Appliances Agreement (see the definition of comparable store sales below).

•	Comparable store sales increased 0.9%, which was driven by a 2.1% increase in average ticket comparables, partially offset by a decline in comparable transaction volume of 1.2%.

•

Gross margin was $64.5 million, or 33.2% of net sales, for the second quarter of fiscal 2012, a decrease of $1.3 million, or 2.0% as compared to $65.8 million, or 33.5% of net sales, for the second quarter of fiscal 2011. The decrease in gross margin was primarily due to the decrease in net sales. The decrease in gross margin as a percentage of net sales was primarily due to an increase in occupancy costs as a result of paying rent on previously owned properties prior to sale-leaseback transactions slightly offset by improvement in merchandise margin.

•

We recorded $26.7 million in net loss for the second fiscal quarter of 2012, as compared to $3.9 million in net income for the second quarter of fiscal 2011. The net loss in the second quarter of 2012 includes $26.8 million of non-cash charges comprised of $18.4 million related to the establishment of a valuation allowance against the Company’s deferred tax assets; $7.2 million of store impairment charges; and the write-off of $1.2 million of unamortized transaction costs associated with the pay-off of the Company’s Real Estate Secured Term Loan.

•

Merchandise inventory was $174.4 million at the end of the second quarter of fiscal 2012, an increase of $12.1 million, or 7.5%, as compared to merchandise inventory of $162.3 million at the end of the second quarter of fiscal 2011. The increase in merchandise inventory was primarily due to lower than anticipated levels of sales, the timing of inventory increases associated with merchandise resets, and increases associated with strategic investments in store presentation quantities.

•

Adjusted EBITDA was $14.9 million for the second fiscal quarter of 2012, as compared to Adjusted EBITDA of $19.7 million for the second fiscal quarter of 2011. Adjusted EBITDA as presented below under ‘Results of Operations’ is a supplemental measure of our operating performance that is not required by or presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. The decrease in Adjusted EBITDA of $4.8 million was primarily due to the Company’s increased costs associated with the transition to a public company and to a lesser degree higher advertising spend.

2012 Second Quarter Business Highlights

The Company is focused against five key strategic priorities:

•	Project a consistent and compelling brand identity;

•	Drive sales through merchandising and marketing initiatives;

•	Improve operational efficiencies;

•	Align resources and talent; and

•	Strengthen our financial position.

Key accomplishments during the second quarter of fiscal 2012 included:

Brand Identity. During the second quarter, we completed a sale-leaseback transaction with a national REIT for six properties, generating gross proceeds of approximately $42.8 million. As part of the transaction, the landlord is providing an improvement allowance to use across these stores for a combination of remodels and exterior refreshes. This transaction will allow us to continue to make progress in our multi-year brand and repositioning plan, including progress in our remodel program which, we believe, will lead to the achievement of an increase in comparable store sales and an increase in gross margin.

Drive Sales. The increase in comparable store sales during the second quarter was primarily attributable to our marketing and promotional activities designed to increase traffic and drive consumer spending. We believe these marketing and promotional activities have been necessary given the continuing challenging economic environment in the markets in which we operate. A byproduct of these marketing and promotional activities has been gross margin percentage contraction. Based on the second quarter’s experience, we intend to improve the cadence and effectiveness of our marketing and promotional activities with the goal of supporting sales growth without adversely affecting gross margin. We also believe the merchandise resets associated with improving our product assortments disrupted traffic flow and the customer experience during the second quarter. We remain focused on not only continuing to improve our product assortments but also refining our reset implementation processes to ensure a seamless and improved customer experience.

Improve Operating Efficiencies. We effectively adjusted our store labor hours in response to sales trends during the second quarter. Additionally, we experienced a build-up of our inventory in anticipation of the peak selling season. Inventory levels did not reduce to expected levels given softer sales than anticipated. Accordingly, we are initiating several programs to reduce our inventory levels while at the same time ensuring in-stocks to satisfy customer demand.

Align Resources and Talent. During the second quarter, associates participated in new e-learning tools focused on training to drive sales through an enhanced customer-focused sales process. In addition, with the completion of our Benjamin Moore paints and stains line roll-out, we had special training in collaboration with the Benjamin Moore Company to ensure our associates had the product and process knowledge to provide excellent service to our paint customers.

Financial Position. We generated approximately $42.8 million in gross proceeds from the six-store sale-leaseback transaction in the second quarter. The proceeds were primarily used to pay off our Real Estate Secured Term Loan in the second quarter of 2012 and pay down our Senior Secured Term Loan in the third quarter of 2012. Since October 2011, we have generated proceeds from multiple sale and sale-leaseback transactions related to our efforts to reduce our debt. We are also in productive discussions concerning refinancing our debt through debt and/or equity financing transactions.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, as well as the unaudited interim consolidated financial statements and accompanying notes contained in this report. Our unaudited consolidated results of operations for the 13 and 26 week periods ended July 28, 2012 and July 30, 2011 are summarized below (dollars and shares in millions, except per share amounts and store count).

	13 Weeks Ended				26 Weeks Ended
	July 28, 2012	% of Net Sales	July 30, 2011	% of Net Sales	July 28, 2012	% of Net Sales	July 30, 2011	% of Net Sales
NET SALES	$194.1	100.0%	$196.4	100.0%	$349.1	100.0%	$360.2	100.0%

COST OF SALES AND EXPENSES:
Cost of sales (excluding depreciation and amortization)	129.6	66.8	130.6	66.5	232.6	66.6	239.2	66.4
Gross Margin	64.5	33.2	65.8	33.5	116.5	33.4	121.0	33.6
Selling and administrative	57.5	29.6	46.2	23.5	103.2	29.6	90.2	25.1
Depreciation and amortization	7.5	3.9	7.5	3.8	15.4	4.4	14.7	4.1
Gain on sale of real property	—	—	—	—	(0.6)	(0.2)	—	—

Total cost of sales and expenses	194.6	100.3	184.3	93.8	350.6	100.4	344.1	95.6

OPERATING (LOSS) INCOME	(0.5)	(0.3)	12.1	6.2	(1.5)	(0.4)	16.1	4.4
INTEREST EXPENSE, NET	7.8	4.0	5.5	2.8	14.3	4.2	11.1	3.0

(LOSS)INCOME BEFORE TAXES	(8.3)	(4.3)	6.6	3.4	(15.8)	(4.6)	5.0	1.4
INCOME TAX EXPENSE	18.4	9.5	2.7	1.4	15.4	4.3	2.1	0.6

NET (LOSS) INCOME	$(26.7)	(13.8)%	$3.9	2.0%	$(31.2)	(8.9)%	$2.9	0.8%

Basic and diluted (loss) income per share	$(4.44)		$0.65		$(5.19)		$0.48
Basic and diluted weighted average common shares outstanding	6.0		6.0		6.0		6.0

OTHER DATA:
ADJUSTED EBITDA	$14.9		$19.7		$22.4		$30.8
STORE COUNT	88		89		88		89

In addition to our net (loss) income determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”), for purposes of evaluating operating performance, we use Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), a non-GAAP financial measure, which is adjusted to exclude certain significant items as set forth below. Our management uses Adjusted EBITDA to evaluate the operating performance of our business, as well as executive compensation metrics, for comparable periods. Adjusted EBITDA should not be used by investors or other third parties as the sole basis for formulating investment decisions as it excludes a number of important cash and non-cash recurring items. Adjusted EBITDA should not be considered as a substitute for GAAP measurements.

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

The following table and the discussion that follows presents information related to the non-GAAP performance measure Adjusted EBITDA. Due to the fact that Adjusted EBITDA is a non-GAAP measure, we have also included reconciliation from Adjusted EBITDA to net (loss) income (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net (loss) income	$(26.7)	$3.9	$(31.2)	$2.9
Interest expense, net	7.8	5.5	14.3	11.1
Income tax expense	18.4	2.7	15.4	2.1
Depreciation and amortization	7.5	7.5	15.4	14.7
Net loss on sale of real property and impairment of assets	7.4	—	7.6	0.1
Stock-based compensation	0.3	0.1	0.5	0.2
Other significant items	0.2	—	0.4	(0.3)

Adjusted EBITDA	$14.9	$19.7	$22.4	$30.8

Adjusted EBITDA as a % of net sales	7.7%	10.0%	6.4%	8.6%

Adjusted EBITDA is not the same as EBITDA as defined for our Senior Secured Term Loan and Real Estate Term Loan.

Other significant items include certain reserves and charges not in the normal course of our operations that periodically affect the comparability of our results. In the second quarter, we recorded charges of $18.4 million related to the establishment of a valuation allowance against our deferred tax assets, $7.2 million of store impairment charges and a $1.2 million write-off of unamortized transaction costs associated with the pay-off of the Company’s Real Estate Secured Term Loan.

Comparable sales figures are defined as follows:

1.	Comparable store sales. Measured by the increase or decrease in net sales year over year, excluding new and closed stores and E-commerce. Additionally, and because of an agreement the Company entered into with Sears Holdings (the “Appliances Agreement”) on October 26, 2011 whereby the Company now sells appliances on a consignment basis and receives commission income for sales of such appliances and related protection agreements, comparable store sales also exclude approximately $4.5 million and $8.6 million of sales of Sears Holdings branded appliances in the second quarter and year-to-date period, respectively, of fiscal 2011 and approximately $0.4 million and $1.0 million of commission income in the second quarter and year-to-date period, respectively, of fiscal 2012.

2.	Comparable transaction volume. Derived from the increase or decrease in the number of transactions year over year, excluding new and closed stores, appliance sales, and E-commerce.

3.	Average ticket comparables. Derived using net sales divided by the number of transactions year over year.

A store is included in the calculation of comparable metrics above if it has been open for at least 12 months, including relocated and remodeled stores. Comparable sales metrics discussed above are intended only as supplemental information and are not a substitute for information presented in accordance with generally accepted accounting principles.

13-week period ended July 28, 2012 compared to 13-week period ended July 30, 2011

Net sales

	13 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Net sales	$194.1	$196.4	(2.3)	(1.2)%

Net sales decreased $2.3 million, or 1.2%, to $194.1 million for the second quarter of fiscal 2012, as compared to $196.4 million for the second quarter of fiscal 2011. The decline in net sales is primarily attributed to a $4.5 million impact of the Appliances Agreement (see the definition of comparable store sales above). The decline in net sales was offset in part by approximately $1.6 million increase attributable to our 0.9% increase in comparable store sales, comprised of an increase in average ticket comparables of 2.1% partially offset by a decrease in comparable transactions of 1.2%. The increase in comparable store sales is primarily attributable to an increase in sales in the backyard offset by a decrease in sales in repair and maintenance.

Gross Margin

	13 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Gross Margin	$64.5	$65.8	(1.3)	(2.0)%
Percent of net sales	33.2%	33.5%

Gross margin decreased $1.3 million to $64.5 million, or 33.2% of net sales, for the second quarter of fiscal 2012, as compared to $65.8 million or 33.5% of net sales, for the second quarter of fiscal 2011. The decrease of 30 basis points was driven by approximately 100 basis points of higher occupancy costs as a result of paying rent on properties previously owned prior to the sale-leaseback transactions and as a result of higher ongoing rent, DC and other occupancy costs and the deleverage of occupancy and distribution center costs due to lower net sales. These were partially offset by improved merchandise margins of approximately 50 basis points because of improved initial markups and higher vendor subsidies due to product resets offset by increased markdowns to support promotional activity.

Selling and administrative

	13 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Selling and administrative	$57.5	$46.2	11.3	24.5%
Percent of net sales	29.6%	23.5%

Selling and administrative expenses increased $11.3 million to $57.5 million or 29.6% of net sales, for the second quarter of fiscal 2012, as compared to $46.2 million or 23.5% of net sales, for the second quarter of fiscal 2011. The increase in selling and administrative expenses was primarily due to (a) non-cash charges of approximately $7.2 million related to the write-down of store assets that were determined to be impaired, (b) a $1.3 million increase in operating costs directly associated with being an independent and public company, (c) a $1.1 million increase in advertising costs as compared to the second quarter of fiscal 2011 and (d) a $1.7 million increase in payroll and other expenses associated with Store Support Center initiatives.

Interest expense, net

	13 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Interest expense, net	$7.8	$5.5	2.3	41.8%

Interest expense increased $2.3 million to $7.8 million, or 41.8%, for the second quarter of fiscal 2012, as compared to $5.5 million for the second quarter of fiscal 2011. The $2.3 million increase in interest expense was due to (a) $1.2 million write-off of unamortized deferred financing costs related to the early pay off of the Real Estate Term Loan at the end of the quarter and (b) higher interest rates associated with amendments to our Senior Secured Term Loan and Real Estate Secured Term Loan, as well as additional interest expense on capital lease properties.

Income tax expense

	13 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Income tax expense	$18.4	$2.7	15.7	581.5%
Effective tax rate	222.2%	40.7%

Income tax expense was $18.4 million for the second quarter of fiscal 2012 as compared to income tax expense of $2.7 million recorded for the second quarter of fiscal 2011. The second quarter results reflect the effects of a tax valuation allowance charge recorded in the quarter. We regularly evaluate the need for a valuation allowance against our deferred tax assets. As a result of our most recent evaluation, we recorded a non-cash charge to income tax expense of $18.4 million to record a valuation allowance against our deferred tax assets. This accounting treatment has no effect on our ability to use our operating loss carryforwards and tax credits in the future to reduce cash tax payments. A more detailed discussion of this charge is set forth in Note 8 to the consolidated financial statements.

26-week period ended July 28, 2012 compared to 26-week period ended July 30, 2011

Net sales

	26 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Net sales	$349.1	$360.2	$(11.1)	(3.1)%

Net sales decreased $11.1 million, or 3.1%, to $349.1 million for the current 26-week period ended July 28, 2012 as compared to $360.2 million for the prior 26-week period ended July 30, 2011. The decrease in net sales was attributable to (a) an approximate $8.6 million impact related to the Appliances Agreement (see the definition of comparable store sales above) and (b) a decrease of 0.9% in comparable store sales, comprised of a decrease in comparable transactions of 2.7%, partially offset by a 1.8% increase in average ticket comparables. These declines were partially offset by $0.8 million from the net impact of new stores and closed stores.

Gross margin

	26 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Gross Margin	$116.5	$121.0	$(4.5)	(3.7)%
Percent of net sales	33.4%	33.6%

Gross margin decreased $4.5 million to $116.5 million, or 33.4% of net sales, for the current 26-week period ended July 28, 2012 as compared to $121.0 million or 33.6% of net sales, for the prior 26-week period ended July 30, 2011. The decrease of 20 basis points in gross margin was primarily due to approximately 120 basis points of higher occupancy costs as a result of paying rent on properties previously owned prior to the sale-leaseback transactions and as a result of deleverage of occupancy and distribution center costs due to lower net sales. These were partially offset by improved merchandise margins of approximately 100 basis points because of improved initial markups and higher vendor subsidies due to product resets offset by increased markdowns to support promotional activity.

Selling and administrative

	26 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Selling and administrative	$103.2	$90.2	$13.0	14.4%
Percent of net sales	29.6%	25.1%

Selling and administrative expenses increased $13.0 million to $103.2 million, or 29.6% of net sales, for the current 26-week period ended July 28, 2012, as compared to $90.2 million or 25.1% of net sales, for the prior 26-week period ended July 30, 2011. The increase in selling and administrative expenses was primarily due to (a) non-cash charges of approximately $7.7 million related to the write-down of store assets that were disposed of or determined to be impaired, (b) a $2.8 million increase in operating costs associated with being an independent and public company, and (c) a $0.5 million legal accrual reversed in the prior 26-week period ended July 30, 2011 with no corresponding reversal in the current 26-week period ended July 28, 2012.

Gain on sale of real property

	26 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Gain on sale of real property	$(0.6)	$—	$(0.6)	—%

During the current 26-week period ended July 28, 2012, we recorded a non-cash gain of $0.6 million in connection with the sale-leaseback transactions involving our store in San Lorenzo, California and a parcel of land in San Jose, California. There was no sale of real property in the prior 26-week period ended July 30, 2011.

Depreciation and amortization

	26 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Depreciation and amortization	$15.4	$14.7	$0.7	4.8%

Depreciation and amortization increased $0.7 million to $15.4 million, or 4.8%, for the current 26-week period ended July 28, 2012, as compared to $14.7 million for the prior 26-week period ended July 30, 2011. The increase in depreciation and amortization expense was primarily due to accelerated depreciation on stores currently being remodeled.

Interest expense, net

	26 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Interest expense, net	$14.3	$11.1	$3.2	28.8%

Interest expense increased $3.2 million to $14.3 million, or 28.8%, for the current 26-week period ended July 28, 2012, as compared to $11.1 million for the prior 26-week period ended July 30, 2011. The $3.2 million increase in interest expense was due to (a) $1.2 million write-off of unamortized deferred financing costs related to the early pay off of the Real Estate Term Loan at the end of the current 26-week period ended July 28, 2012 and (b) the higher interest rates associated with amendments to our Senior Secured Term Loan and Real Estate Secured Term Loan, as well as additional interest expense on capital lease properties.

Income tax expense

	26 Weeks Ended		Increase (Decrease)
	July 28, 2012	July 30, 2011	$	%
Income tax expense	$15.4	$2.1	$13.3	633.3%
Effective tax rate	97.1%	41.7%

Income tax expense was $15.4 million for the current 26-week period ended July 28, 2012 as compared to income tax expense of $2.1 million recorded for the prior 26-week period ended July 30, 2011. The current period results reflect the effects of a tax valuation allowance charge recorded in the current period. In accordance with generally accepted accounting principles we regularly evaluate the need for a valuation allowance against our deferred tax assets. As a result of our most recent evaluation, the current period reflects a non-cash charge to income tax expense of $18.4 million to record a valuation allowance against our deferred tax assets. This accounting treatment has no effect on our ability to use our operating loss carryforwards and tax credits in the future to reduce cash tax payments. A more detailed discussion of this charge is set forth in Note 9 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following table depicts our cash flows for the 26 week periods (in millions):

	26 Weeks Ended
	July 28, 2012	July 30, 2011
Consolidated Statements of Cash Flow Data:
Cash flows provided by operating activities	$14.7	$21.3
Cash flows provided by (used in) investing activities	42.7	(6.1)
Cash flows used in financing activities	(31.6)	(20.3)

Cash Flows provided by operating activities

The primary source of our liquidity is our cash flows generated from our operating activities. Net cash provided by operating activities decreased $6.6 million to $14.7 million for the 26 week period ended July 28, 2012, compared to cash provided of $21.3 million for the 26 week period ended July 30, 2011. The decrease in cash provided by operating activities is primarily due to the net loss for the 26 week period ended July 28, 2012 versus the net income for the 26 week period ended July 30, 2011 as adjusted for the non-cash changes in deferred taxes and loss on sale of real property and impairment of assets.

Cash Flows provided by (used in) investing activities

Net cash provided by investing activities increased $48.8 million to $42.7 million for the 26 week period ended July 28, 2012 compared to $6.1 million of cash used for the 26 week period ended July 30, 2011. The increase of $42.2 million was primarily due to the net deposits received from the sale-leaseback transaction of six store properties as well as $6.6 million in net proceeds from the sale-leaseback transaction involving one of our stores and the sale of a parcel of land.

Cash Flows used in financing activities

Net cash used in financing activities increased $11.3 million to $31.6 million for the 26 week period ended July 28, 2012 compared to $20.3 million of cash used for the 26 week period ended July 30, 2011. The increase was primarily due to principal payments and pay-off of the Real Estate Term Loan and an increase in net borrowings from our Senior Secured Credit Facility.

Liquidity

As of July 28, 2012, we had cash and cash equivalents of $33.9 million and total debt and capital lease obligations of $226.8 million. Our liquidity is dependent upon our cash balance and the continued availability of borrowings under our financing arrangements. We believe that our existing cash and cash equivalents, cash flows from our operating and financing activities, and available borrowings under our financing arrangements will be sufficient to fund our operations including working capital, general corporate needs, planned capital expenditures, and principal and interest payments though the maturity of the first tranche of our Senior Secured Term Loan on December 21, 2013 (see discussion on financing arrangements below), subject to maintaining compliance with the covenants under our financing arrangements, including our leverage ratio covenant as discussed below. Additional financing will be required to negotiate extended terms or refinance this indebtedness. We have historically renewed, extended or replaced debt as it matures and we believe that we will be able to do so in the future as debt matures. However, it is uncertain whether our endeavors to refinance or modify our debt will be successful.

Our financing arrangements require us to maintain compliance with certain covenants including a leverage ratio covenant. With the completion of a six-store sale and leaseback transaction, we were in compliance with the leverage ratio covenant under our financing arrangements as of July 28, 2012 (see Note 5. Debt and Capital Lease Obligations). However, in part due to the decline in our operating results during the first and second quarters of fiscal 2012 and in fiscal 2011, coupled with continued economic weakness in the markets in which we operate, we would not have been in compliance with the leverage ratio covenant under our financing arrangements as of July 28, 2012 were the sale-leaseback transactions not completed. Without improvements in our store operating performance, the consummation of additional sale-leaseback transactions that we are currently pursuing, raising additional capital through debt or equity financing transactions, or an amendment and/or waiver of our leverage ratio, we may not be able to maintain compliance with our leverage ratio covenant as of the next measurement date, which is October 27, 2012.

Non-compliance with the leverage ratio covenant as of the next measurement date would cause a default under the financing arrangements. If we were unable to obtain a waiver from the debt holders, this could result in accelerated repayments of our debt from the current maturity dates of December 21, 2013 and December 21, 2015, if our lenders were to declare all outstanding indebtedness there under to be due and payable. As a result of the cross-default provisions in our debt agreements and other instruments, a default under one agreement or instrument could result in a default under, and the acceleration of, payments in other debt agreements and other instruments. In addition, our lenders would be entitled to proceed against the collateral securing the indebtedness. If all of the remaining payments were to be accelerated, we would not have sufficient liquidity to make full repayments of all of the outstanding debt, and such acceleration of all outstanding debt would adversely affect the Company’s results of operations, financial condition and cash flows, and the Company’s ability to operate its business, which could prevent the Company from continuing its ongoing operations.

We are currently in discussions to refinance our Senior Secured Credit Facility and our Senior Secured Term Loan. On August 15, 2012, we entered into a non-binding Commitment Letter to replace our Senior Secured Credit Facility with a five-year $127.5 million senior secured credit line. We expect to consummate this transaction in the third quarter of fiscal 2012, although no assurances can be made that such a transaction will be consummated. In addition, we are pursuing various options, including debt and equity financing options to replace our Senior Secured Term Loan and may also consider approaching the current debt holders of the Senior Secured Term Loan to refinance or modify the terms of our Senior Secured Term Loan. We are also currently pursing sale-leaseback transactions on a portion of our remaining real estate. Since October 2011, we have generated proceeds from multiple sale and sale-leaseback transactions related to our efforts to reduce our debt and obtain improvement allowances to use across the stores sold and leased back for remodels or refreshes. These improvement allowances help us conserve cash while at the same time improving our stores. We also continue to examine ways to modify our business plan in a manner that would allow us to conserve liquidity, including cost and inventory reductions. However, it is uncertain whether our endeavors to pay-down or modify our Senior Secured Term Loan will be successful. In addition, any refinancing could be at higher interest rates and may require us to comply with some or more covenants which could restrict business operations. If we are unable to refinance our Senior Secured Term Loan, or to do so on terms acceptable to us, we may be unable to meet our financial covenants, and lenders could demand repayment of the amounts outstanding under our financing agreements as described above.

Our debt is comprised of the following credit facilities:

Senior Secured Credit Facility—On January 29, 2010, we amended, restated and extended our credit line. As of July 28, 2012, we had $54.6 million available to borrow on the facility, subject to borrowing base limits. The Senior Secured Credit Facility matures on the earlier to occur of 90 days prior to the maturity of the Senior Secured Term Loan and December 21, 2013. The Senior Secured Credit Facility was amended again in December 2011 in connection with amending and restating the Senior Secured Term Loan. As of July 28, 2012, $35.0 million was outstanding under the facility.

Borrowings under the Senior Secured Credit Facility are either base rate (“BR”) loans or Eurodollar loans, at our discretion. BR loans bear interest at the greatest of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., (b) the federal funds rate plus 0.5%, or (c) the one month London Inter-Bank Offered Rate plus 1.0%, plus the “BR extended term applicable rate” which ranges between 1.50% and 2.25%. Eurodollar loans bear interest at LIBOR, plus the “Eurodollar extended term applicable rate” which ranges between 2.50% and 3.25%. At July 28, 2012, our interest rate was 3.50%. The interest rate spreads applicable to our borrowings fluctuate based upon its performance as measured by our leverage ratio.

The Senior Secured Credit Facility subjects us to certain restrictive covenants, including a fixed charge coverage ratio that is triggered when availability under the Senior Secured Credit Facility reaches a minimum threshold of 10% of the total availability for three consecutive days. The fixed charge coverage ratio requires us to maintain a minimum ratio of 1.1 to 1.0 EBITDAR (EBITDA plus rent expense) to certain fixed charges. The fixed charge coverage ratio covenant was not triggered during the 13 and 26 week periods ended July 28, 2012.

Real Estate Secured Term Loan—In October 2010, we entered into a $50.0 million real estate secured loan with a group of lenders. On July 27, 2012 the Company completed a sale-leaseback transaction for six properties, and entered into a leaseback agreement with respect to the sale. Proceeds of $25.2 million from the sale-leaseback transaction were used to pay-off the Real Estate Secured Term Loan in its entirety as of July 28, 2012.

Senior Secured Term Loan—On December 22, 2011, we amended, restated and extended our term facility. The amendment and restatement split the facility into two tranches. The first tranche was for $59.5 million with lenders who elected not to extend the maturity beyond December 21, 2013, of which $58.6 million was outstanding as of July 28, 2012. The second tranche was for $78.1 million with lenders who elected to extend the maturity date to December 21, 2015, of which $77.0 million was outstanding as of July 28, 2012.

At July 28, 2012, our interest rate under the Senior Secured Term Loan for non-extending loans was 5.0%. Eurodollar loans owing to non-extending lenders bear interest at LIBOR, plus the “Eurodollar applicable rate” which ranges between 4.50% and 4.75%. Eurodollar loans owing to extending lenders bear interest at LIBOR (which shall be deemed to be equal to at least 1.25%), plus 5.75%. At July 28, 2012, our interest rate under the Senior Secured Term Loan for extended loans was 7.0%. In addition, our extended loans bear a PIK interest due at the end of the term at a rate equal to 3.00% or 4.00% per annum, with such interest automatically increasing the principal amount of the extended term loans on an annual basis. At July 28, 2012, our PIK interest rate was 3.00% based on our credit rating. Our credit rating has not changed since June 2011. If our credit rating falls below B3 by Moody’s or B- by S&P, our PIK interest rate will increase to 4.00%.

In addition to the quarterly principal payments of $0.4 million, we are required to make periodic repayments on the Senior Secured Term Loan equal to a defined percentage rate (determined based on our leverage ratio and ratings) of excess cash flows, which ranges between 25% and 100%. We did not make any prepayments pursuant to this requirement during the period ended July 28, 2012 and do not anticipate making any other prepayment under this requirement through the remainder of fiscal 2012.

In the event of a sale of a property owned by us, we are required to make repayments on the Senior Secured Term Loan equal to 75% of the proceeds, net of fees, cash tax, and other mandatory debt repayments. If we intend to use the proceeds for capital re-investments into the Company, then we are not required to make this repayment. Pursuant to the July 27, 2012 sale-leaseback of the six collateralized stores properties located in San Jose, Van Nuys, Pinole, Chico, and Clovis, California, the Company made a $7.6 million prepayment under this requirement on August 24, 2012. Pursuant to the sale-leaseback of the collateralized store located in San Lorenzo, California, we made $1.2 million in prepayments under this requirement on May 18, 2012. The Company is currently pursuing sale-leaseback transactions on a portion of its remaining real estate. The Company is targeting to raise approximately $20.0 million of gross proceeds from these transactions to be utilized primarily for continued debt reduction. As of July 28, 2012, the Company owned 7 properties, 4 of which were subject to ground leases.

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

Fiscal Year	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2012			5.75:1	5.75:1
2013	5.75:1	5.25:1	5.25:1	5.25:1
2014	5.25:1	5.00:1	5.00:1	5.00:1
2015	5.00:1	4.75:1	4.75:1

We were in compliance with the Senior Secured Term Loan covenants, including the maximum leverage ratio, which, at July 28, 2012 was 4.94:1. At July 28, 2012, assuming our current level of consolidated total funded debt remains constant, we estimate that a 14.1% or greater decline in our trailing four fiscal quarters adjusted EBITDA, as defined by our Senior Secured Term Loan, would cause us to exceed our maximum leverage ratio covenant for that period.

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

Income Taxes and Deferred Taxes— The Company monitors its operating performance and evaluates the likelihood of the future realization of its deferred federal and state tax assets. In assessing the realization of these deferred tax assets and the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets taking into account achieving a certain level of future taxable income or being able to carry back any taxable losses and claim refunds against previously paid income taxes. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, the Company records a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. A pattern of objectively measured recent and cumulative financial reporting losses are a source of significant negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As of July 28, 2012, the Company has concluded that the negative evidence now outweighs the positive evidence, and accordingly, it is more likely that the Company will not be able to realize all of its federal and state deferred tax assets. Therefore, the Company recorded a charge of $18.4 million to income tax expense to establish a valuation allowance against its deferred tax assets.

Accounting for the Impairment of Long-lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. If the carrying value of the asset or asset group exceeds the expected future cash flows expected to result from the use of the asset, on an undiscounted basis, an impairment loss is recognized. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value. The fair market value of these assets or asset group is determined using the income approach and Level 3 inputs (see Note 3), which require management to make estimates about future cash flows. The Company estimates the amount and timing of future cash flows based on historical experience and knowledge of the retail market in which each store operates. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions the Company used to calculate impairment losses of long-lived assets. The Company recorded $7.2 million and $7.7 million of asset impairment charges in connection with store assets for the 13 and 26 week periods ended July 28, 2012, respectively. No impairment charges were recorded for the 13 and 26 week periods ended July 30, 2011. The impairment charges are included in the selling and administrative expenses in the consolidated statements of operations.

New Accounting Pronouncements—In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is reviewing this guidance and does not believe it will have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

ITEM 3. —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

Interest Rate Risk

All interest-rate derivative instruments are considered non-trading. At July 28, 2012, 75.2% of our total debt portfolio, including capital leases, was variable rate. Based on the size of this variable rate debt portfolio at July 28, 2012, which totaled approximately $170.6 million, an immediate 100 basis points change in interest rates would have affected annual pretax funding costs by $1.7 million. If our credit ratings are further downgraded, it would increase our financing costs under a portion of our Senior Secured Term Loan from 3% to 4% and increase our annual interest expense by approximately $0.8 million.

We do not enter into derivative financial contracts for trading purposes. Derivative financial instruments embedded in our leases related to Consumer Price Index (“CPI”) are recorded at fair value. At July 28, 2012 the fair value of the derivative financial instruments embedded in our leases was $5.3 million. A 1% increase in CPI will increase interest expense by approximately $0.6 million.

ITEM 4. — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has carried out, under the supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 28, 2012, our disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented.

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

Controls

As previously disclosed in our annual report on Form 10-K for the year ended January 28, 2012 and in our quarterly report on Form 10-Q for the quarter ended April 28, 2012, our management concluded that our internal controls associated with complying with the federal securities laws, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, were not effective as of January 28, 2012.

We are in the process of adopting protocols to comply with the federal securities laws and comply with Section 404 of the Sarbanes-Oxley Act of 2002. We have engaged an independent accounting and consulting firm to assist us in these efforts. We anticipate that the material weakness may not be remediated in fiscal year 2012.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

ITEM I. —LEGAL PROCEEDINGS

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

ITEM 1A. – RISK FACTORS

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Any failure by us to maintain term loan financial covenants could have a material adverse impact on our business.

As a result of our operating performance in the second quarter of fiscal 2012, we would not have satisfied the leverage covenant under our financing arrangements were the six-store sale-leaseback transaction not completed (see “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”). In addition, absent improvements in our financial performance, the consummation of additional sale-leaseback transactions we are pursuing, raising additional capital through debt or equity financing transactions, or an amendment and/or waiver of our leverage ratio, we may not be able to maintain compliance with our leverage ratio as of the next measurement date, which is October 27, 2012. There is no assurance we will be successful in any of these endeavors. If we were not in compliance with our leverage ratio at the next measurement date, under the financing arrangements our lenders could declare all outstanding indebtedness thereunder to be due and payable. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, our lenders would be entitled to proceed against the collateral securing the indebtedness. If our indebtedness were to be accelerated, we would not have sufficient liquidity to make full repayments of outstanding debt, and such acceleration of all outstanding debt would adversely affect our results of operations, financial condition and cash flows, and our ability to operate our business, which could prevent us from continuing our ongoing operations.

The terms of any additional debt or equity funding that we require may not be favorable to us or our stockholders.

To the extent that we need to increase our liquidity needs and decrease our leverage through public or private equity offerings and/or debt financings, such additional equity and/or debt financing may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any agreements governing debt or equity financing may also contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders.

Unexpected costs or delays in the construction of tenant improvements in certain of our sale-leaseback stores could cause us to repurchase the property and affect our cash flows.

Under the master lease covering properties subject to recent 6-store sale-leaseback transaction, we rely upon tenant improvement allowances for hiring contractors and performing work to refurbish or renovate certain of the stores subject to such lease. Any delays or cost overruns which prevent us from completing the refurbishment or renovations within the anticipated budget and timeline could have an adverse effect upon our business. In particular, failure to complete the agreed upon tenant improvements under the master lease within 12 months from lease signing (24 months for one of the stores) could allow the landlord under the master lease to require us to purchase the six store properties and improvements subject to the lease from the landlord in accordance with the repurchase terms specified in the master lease. Under such circumstances, we may not have sufficient available funds to purchase such property and improvements.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

None.

ITEM 5 — OTHER INFORMATION

As previously disclosed, the Company utilized a portion of the net proceeds from recent sale-leaseback transactions to pay-off the Company’s Real Estate Secured Term Loan in its entirety on July 27, 2012, following which, the Real Estate Secured Term Loan was terminated.

ITEM 6 — EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 11th day of September 2012.

ORCHARD SUPPLY HARDWARE STORES CORPORATION

By:	/s/ MARK R. BAKER
Mark R. Baker
President and Chief Executive Officer (Duly Authorized Officer)

ORCHARD SUPPLY HARDWARE STORES CORPORATION

By:	/s/ Chris D. Newman
Chris D. Newman
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Form of Restricted Stock Units agreement under the Orchard Supply Hardware Stores Corporation 2011 Equity Incentive Plan.	8-K	001-11679	10.1	May 23, 2012

10.2	Form of Option Agreement under the Orchard Supply Hardware Stores Corporation 2011 Equity Incentive Plan.	8-K	001-11679	10.2	May 23, 2012

10.3	Form of Restricted Stock Agreement under the Orchard Supply Hardware Stores Corporation 2011 Equity Incentive Plan.	8-K	001-11679	10.3	May 23, 2012

10.4	Orchard Supply Hardware Stores Corporation Annual Incentive Plan	8-K	001-11679	10.1	2012-06-26

10.5	Orchard Supply Hardware Stores Corporation Director Compensation Policy, as amended	8-K	001-11679	10.2	2012-06-26

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.