Form 10-Q
period 2012-10-27
ORCHARD SUPPLY HARDWARE STORES CORP
filed 2012-12-11
CIK 896842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012

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

As of November 30, 2012, the registrant had 4,830,147 shares of Class A Common Stock, par value $0.01 per share, 8,644.06788 shares of Class B Common Stock, par value $0.01 per share, and 1,194,000 shares of Class C Common Stock, par value $0.01 per share, outstanding.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We are indicating our status as an “emerging growth company” at this time as a result of the recent views confirmed by the Securities and Exchange Commission in its Frequently Asked Questions Nos. 53 and 54 released on September 28, 2012. For implications of our status as an “emerging growth company,” please see “Part II — Item 1A — Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED OCTOBER 27, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 27, 2012, JANUARY 28, 2012, AND OCTOBER 29, 2011

(Unaudited, in thousands)

	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,472	$8,148	$32,381
Restricted cash	—	556	556
Merchandise inventories	173,785	157,671	161,214
Deferred income taxes	2,095	14,129	18,181
Prepaid expenses and other current assets	25,515	13,228	14,766

Total current assets	211,867	193,732	227,098
PROPERTY AND EQUIPMENT, NET	195,742	210,362	231,692
INTANGIBLE ASSETS	67,118	133,916	139,401
DEFERRED FINANCING COSTS AND OTHER LONG-TERM ASSETS	10,011	8,493	4,288

TOTAL	$484,738	$546,503	$602,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Merchandise payables	$60,203	$54,410	$57,573
Accrued expenses and other liabilities	60,873	44,508	53,869
Current portion of long-term debt and capital lease obligations	179,930	8,269	41,781
Deposits from sale of real property	26,209	21,471	—

Total current liabilities	327,215	128,658	153,223
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	48,484	254,152	278,269
LONG TERM DEPOSITS FROM SALE OF REAL PROPERTIES	40,479	—	—
OTHER LONG-TERM LIABILITIES	39,166	29,286	21,978
DEFERRED INCOME TAXES	26,889	48,108	57,969

Total liabilities	482,233	460,204	511,439

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—	—
STOCKHOLDERS’ EQUITY:
Series A preferred stock	16,529	16,529	—
Class A common stock	48	48	60
Class B common stock	—	—	—
Class C common stock	12	12	—
Additional paid-in capital	249,976	248,963	262,990
Accumulated losses	(264,060)	(179,253)	(172,010)

Total stockholders’ equity	2,505	86,299	91,040

TOTAL	$484,738	$546,503	$602,479

See notes to interim consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE 13 AND 39 WEEK PERIODS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

(Unaudited, in thousands, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
NET SALES	$155,163	$158,688	$504,220	$518,893

COST OF SALES AND EXPENSES:
Cost of sales (excluding depreciation and amortization)	110,152	107,174	342,674	346,411
Selling and administrative	45,476	40,836	141,120	131,092
Depreciation and amortization	8,645	7,722	24,016	22,390
Trade name and property and equipment impairment	65,100	—	72,773	—
Loss (gain) on sale of real property	—	14,310	(630)	14,310

Total cost of sales and expenses	229,373	170,042	579, 953	514,203

OPERATING (LOSS) INCOME	(74,210)	(11,354)	(75,733)	4,690
INTEREST EXPENSE, NET	3,940	5,725	18,268	16,794

LOSS BEFORE INCOME TAXES	(78,150)	(17,079)	(94,001)	(12,104)
INCOME TAX BENEFIT	(24,579)	(6,971)	(9,194)	(4,897)

NET LOSS	$(53,571)	$(10,108)	$(84,807)	$(7,207)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO STOCKHOLDERS:
Basic and diluted loss per share	$(8.88)	$(1.68)	$(14.08)	$(1.20)
Basic and diluted weighted average common shares outstanding	6,033	6,009	6,022	6,010

See notes to interim consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 39 WEEK PERIODS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

(Unaudited, in thousands)

	39 Weeks Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net loss	$(84,807)	$(7,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,016	22,390
Amortization and write-off of deferred financing costs	3,333	1,695
Loss on disposal/sale of real property and equipment	208	14,515
Trade name and property and equipment impairment	72,773	—
Stock-based compensation	1,013	269
Deferred income taxes	(9,193)	(13,271)
Deferred rent	897	702
Change in operating assets and liabilities:
Merchandise inventories	(16,115)	10,836
Prepaid expenses and other assets	(2,026)	(912)
Merchandise payables	5,793	2,248
Accrued expenses and other liabilities	4,002	5,002

Net cash (used in) provided by operating activities	(106)	36,267

Cash flows from investing activities:
Release of restricted cash	556	—
Purchases of property and equipment	(11,938)	(11,220)
Proceeds from sale of property and equipment	6,585	21,201
Deposits from sale of real property	41,491	—

Net cash provided by investing activities	36,694	9,981

Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	37,500	47,250
Repayments on Senior Secured Credit Facility	(25,500)	(63,250)
Principal payments on Real Estate Term Loan	(27,878)	(7,975)
Principal payments on Senior Secured Term Loan	(9,909)	(1,000)
Payment for shares repurchased	—	(54)
Payments of deferred financing costs	(1,672)	(317)
Payments of capital lease and financing obligations	(6,805)	(4,125)

Net cash used in financing activities	(34,264)	(29,471)

Net increase in cash and cash equivalents	2,324	16,777
Cash and cash equivalents, beginning of period	8,148	15,604

Cash and cash equivalents, end of period	$10,472	$32,381

Supplemental disclosures of cash flows information:
Cash paid for interest	$14,907	$14,394
Cash paid for income taxes	$2,503	$6,293
Noncash investing and financing activities:
Noncash property and equipment purchases	$5,451	$2,362
Assets acquired through capital lease	$—	$10,930

See notes to interim consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 13 AND 39 WEEKS PERIODS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011

(UNAUDITED)

1. BASIS OF PRESENTATION

Orchard Supply Hardware Stores Corporation and subsidiaries (the “Company”) operates neighborhood hardware and garden store focused on paint, repair and the backyard. The Company was originally founded as a purchasing cooperative in San Jose, California in 1931. As of October 27, 2012, the Company operated 89 stores in California.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended January 28, 2012 as filed on April 27, 2012. The unaudited interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

The unaudited interim consolidated financial statements have been prepared from the records of the Company and its wholly-owned subsidiaries, Orchard Supply Hardware LLC and OSH Properties LLC, and, in the opinion of management, include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s financial position and results of operations and cash flows for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the 13 and 39 weeks ended October 27, 2012 presented herein are not necessarily indicative of the results to be expected for the full fiscal year.

Fiscal Year — The fiscal quarters ended October 27, 2012 and October 29, 2011 consist of 13 weeks. The Company’s fiscal year end is the Saturday closest to January 31 each year. Fiscal 2012 will end on February 2, 2013. Fiscal 2012 consists of 53 weeks and fiscal 2011 consisted of 52 weeks.

Spin-Off from Sears Holdings — The distribution by Sears Holdings Corporation (“Sears Holdings”) to its stockholders (“Spin-Off” or “Distribution”) of all the shares of Class A Common Stock of the Company, par value $0.01 per share (the “Class A Common Stock”), and Series A Preferred Stock of the Company, par value $0.00001 per share (the “Preferred Stock”), became effective as of 11:59 p.m., New York City Time on December 30, 2011, which the Company refers to as the “Distribution Date.”

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

All agreements, arrangements, commitments and understandings between the Company and its subsidiaries and other affiliates, on the one hand, and Sears Holdings and its other subsidiaries and other affiliates, on the other hand, terminated effective as of the Spin-Off, except certain agreements and arrangements between the Company and Sears Holdings. See Note 8 for the related-party agreements.

Transition Service Arrangements — Effective with the Spin-Off, the Company entered into a transition service agreement (the “Transition Services Agreement”) whereby Sears Holdings continues to provide to the Company certain services provided prior to the Spin-Off and which enables the Company to retain access to various other third-party services until the Company is able to set up its stand-alone corporate functions and/or contract with third-party service providers. The services provided under the Transition Services Agreement are individually terminable upon 60 days notification by the Company. All services to be provided under the Transition Services Agreement will terminate upon the first anniversary of the effective date of the Transition Services Agreement. In December 2011, the Company completed its transition of payroll and legal functions from Sears Holdings. The remaining miscellaneous accounting and tax support services are expected to be transitioned by the end of fiscal 2012.

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

2. LIQUIDITY

As of October 27, 2012, the Company had cash and cash equivalents of $10.5 million and total debt and capital lease obligations of $228.4 million. The Company’s liquidity is dependent upon its cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under its financing arrangements. The financing arrangements require the Company to maintain compliance with certain financial covenants including a leverage ratio covenant in its Senior Secured Term Loan. On October 26, 2012, the Company received a waiver of this leverage ratio covenant for the October 27, 2012 measurement date (see Note 7 to the interim consolidated financial statements). As anticipated, as of October 27, 2012, the Company was not in compliance with the leverage ratio covenant

The Company expects that it will not be in compliance with its leverage ratio covenant in its Senior Secured Term Loan as of the next measurement date, which is February 2, 2013, in part due to the decline in the Company’s operating results during fiscal 2012.

Non-compliance with the leverage ratio covenant as of the next measurement date would cause a default under the financing arrangements if the Company is unable to otherwise restructure or repay the term loan by that time or otherwise obtain a waiver from the term loan debt holders. A default could result in the Company’s lenders under the Senior Secured Term Loan declaring the outstanding indebtedness ($127.7 million as of October 27, 2012) to be due and payable, by accelerating the current maturity dates of December 21, 2013 ($55.2 million) and December 21, 2015 ($72.5 million). As a result of the cross-default provisions in the Company’s debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in our Senior Secured Credit Facility. A default could result in the Company’s lenders under the Senior Secured Credit Facility declaring the outstanding indebtedness ($46.0 million as of October 27, 2012) to be due and payable. In addition, the Company’s lenders would be entitled to proceed against the collateral securing the indebtedness.

The Company is currently in discussions to replace its Senior Secured Term Loan by means of issuing new long-term debt and/or equity. The Company may also request that the lenders under the Senior Secured Term Loan refinance or modify the terms of its debt. It is uncertain whether these endeavors by the Company to refinance or modify its debt will be successful. In addition, any refinancing could be at higher interest rates and may require the Company to comply with financial and other covenants which could restrict business operations. If the Company issues equity securities, the Company’s stockholders may experience significant dilution. If the Company is unable to refinance its debt, or do so on terms acceptable to the Company, the lenders could demand repayment of the amounts outstanding under the Company’s financing agreements as described above. If the indebtedness described above were to be accelerated, the Company would not have sufficient liquidity to make full repayments of the outstanding debt.

These interim consolidated financial statements have been prepared assuming the Company’s existing cash and cash equivalents, cash flows provided by operating activities and the continued availability of funds under its financing arrangements will provide the needed liquidity for the Company to continue as a going concern. The uncertainties surrounding our ability to replace or modify the Senior Secured Term Loan with our lenders, and the consequences of our inability to replace or amend the Senior Secured Term Loan or obtain an additional waiver of the anticipated leverage covenant violation raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are discussed above. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Merchandise Inventories — The Company’s housewares, hardware and garden inventory are valued under the retail inventory method using a last-in, first-out (“LIFO”) cost flow assumption. To estimate the effects of changing prices in inventory The Company utilizes external price indices determined by an outside source, the Bureau of Labor Statistics. At October 27, 2012, January 28, 2012 and October 29, 2011, approximately $55.9 million, $47.3 million and $41.7 million, respectively, of the Company’s merchandise inventories were valued under LIFO. If the first-in, first-out method of inventory valuation had used instead of the LIFO method, merchandise inventories would have been $5.8 million, $4.0 million and $1.8 million lower at October 27, 2012, January 28, 2012 and October 29, 2011, respectively.

Accounting for the Impairment of Long-lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. If the carrying value of the asset or asset group exceeds the expected future cash flows expected to result from the use of the asset, on an undiscounted basis, an impairment loss is recognized. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value. The fair market value of these assets or asset group is determined using the income approach and Level 3 inputs , which require management to make estimates about future cash flows. The Company estimates the amount and timing of future cash flows based on historical experience and knowledge of the retail market in which each store operates. The Company recorded approximately $4.8 million and $12.4 million of property and equipment impairment charges in connection with store assets for the 13 and 39 weeks periods ended October 27, 2012, respectively. No impairment charges were recorded for the 13 and 39 week periods ended October 29, 2011.

Income Taxes and Deferred Taxes — The Company monitors its operating performance and evaluates the likelihood of the future realization of its deferred federal and state tax assets. In assessing the realization of these deferred tax assets and the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets taking into account achieving a certain level of future taxable income or being able to carry back any taxable losses and claim refunds against previously paid income taxes. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, the Company records a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. A pattern of objectively measured recent and cumulative financial reporting losses are a source of significant negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As of July 28, 2012, the Company concluded that the negative evidence outweighed the positive evidence, and accordingly, it was more likely than not that the Company would not be able to realize all of its federal and state deferred tax assets. Therefore, in the second quarter of fiscal 2012, the Company recorded a charge of $18.4 million to income tax expense to establish a valuation allowance against its deferred tax assets. At October 27, 2012 the Company’s valuation allowance was $27.8 million.

Derivatives — Derivative financial instruments embedded in leases are recorded at fair value in the consolidated balance sheets as capital lease asset if the lease is a capital lease or as other long-term assets if the lease is an operating lease. The assets are amortized over the life of the lease to depreciation and amortization expense. In addition, they are recorded in other long-term liabilities at fair value and any gain or loss on the derivative financial instruments is recorded in interest expense in the consolidated statements of operations. At October 27, 2012 and January 28, 2012, the fair value of the derivative financial instruments embedded in the Company’s lease was $3.5 million and $2.3 million, respectively. At October 29, 2011 the Company did not have any derivative financial instruments embedded in its leases.

Gift Cards and Gift Card Breakage — Proceeds from the sale of gift cards are recorded as a liability and are recognized as revenue from merchandise sales when the cards are redeemed. The Company’s gift cards do not have an expiration date. Prior to the third quarter of 2012, all unredeemed gift card proceeds were reflected as a current liability, and the Company did not recognize any income from unredeemed gift cards. On October 26, 2012, the Company entered into an agreement with an unrelated third party who became the issuer of the Company’s gift cards going forward and also assumed the existing liability for unredeemed gift cards for which there were no currently existing claims under unclaimed property statutes. The Company is no longer the primary obligor for the third party issued gift cards and is therefore not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third party. Accordingly, gift card breakage income of $1.4 million was recognized in the 13 weeks ended October 27, 2012 for such unredeemed gift cards.

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

Comprehensive Income (Loss) — Comprehensive income (loss) encompasses all changes in equity other than those arising from transactions with stockholders. Comprehensive income (loss) was equal to net loss for all periods presented. The Company had no items of other comprehensive income (loss) in any period presented.

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

Fair Value Measurements — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Entities are required to use a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities;

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

Financial instruments are measured at fair value on a recurring basis. Included in cash and cash equivalents are money market funds for which fair value was determined using Level 1 inputs. The fair value of the Senior Secured Term Loan is based on its trading value as determined by using Level 1 inputs. The fair value of the Company’s debt obligations with respect to the Senior Secured Credit Facility is determined using borrowing rates available to the Company, which are considered Level 2 inputs, and have approximated their carrying value at October 27, 2012, January 28, 2012 and October 29, 2011.

Assets that are measured at fair value on a nonrecurring basis relate primarily to the Company’s operating store fixed assets and other intangible assets, which are remeasured when the derived fair value is below carrying value on the Company’s consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in the Company’s consolidated statements of operations.

In connection with the Company’s evaluation of long-lived assets for impairment, certain long-lived assets were remeasured at fair value on a non-recurring basis using Company specific assumptions which would fall within Level 3 inputs of the fair value hierarchy. In the determination of impairment for operating stores, the Company determined the fair values of individual operating stores fixed assets using an income approach, which required discounting projected future cash flows. When determining the projected future cash flows associated with an individual operating store’s fixed assets, management made assumptions, incorporating local market conditions, about key store variables, including sales growth rates, gross margin and controllable expenses such as store payroll and occupancy expense. In order to calculate the present value of those future cash flows, the Company discounted cash flow estimates at a rate commensurate with the risk used as the cost of its capital.

The Company measures the fair value of store lease derivative liabilities on a recurring basis using Company specific assumptions which would fall within Level 3 inputs of the fair value hierarchy. Ten of the Company’s store leases have future rent increases tied to an index of annual changes in the Consumer Price Index (“CPI”). The fair value of the derivative liabilities is computed using historical increases in CPI and the value calculated using the maximum rent escalation cap as defined by the leases.

New Accounting Pronouncements — Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an “emerging growth company”. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Company’s financial instruments as measured at fair value on a recurring basis as of October 27, 2012 and January 28, 2012:

	Fair Value Measurements as of October 27, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$0.1	$—	$—

Liabilities:
Derivative liability	$—	$—	$3.5

	Fair Value Measurements as of January 28, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$3.0	$—	$—

Liabilities:
Derivative liability	$—	$—	$2.3

The estimated fair value of the Company’s financial instrument was as follows:

	October 27, 2012		January 28, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Senior Secured Term Loan	$127.7	$85.7	$137.6	$100.7

5. TRADE NAME ASSET IMPAIRMENT

The Company’s trade name assets, OSH and Orchard Supply Hardware, are not subject to amortization. Trade names are tested for impairment annually (as of the last day of the Company’s November accounting period) or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the trade names with their carrying amount. The Company uses the relief from royalty method (which utilizes a discounted cash flow model) to determine the fair value of the trade names. Potential impairment exists if the fair value of trade names is less than their carrying amount. The use of different assumptions, estimates or judgments in the trade name asset impairment testing process, such as the estimated future revenues, royalty rates, and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of the assets, and therefore, impact the related impairment charge.

Due to the recent decline in our market capitalization, the decline in revenues during the 13 weeks ended October 27, 2012, and lowered forecasted future revenues (compared to a forecast prepared in the fourth quarter of fiscal 2011), the Company tested its trade names for possible impairment as of October 27, 2012. As a result of this analysis, which included reduced royalty rates, trade names were measured at a fair value $47.3 million, and the Company recognized non-cash trade name impairment of $60.3 million in the 13 weeks ended October 27, 2012.

6. SALE-LEASEBACK TRANSACTIONS

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

In the first quarter of fiscal 2012, the Company sold all of its interest in a store property located in San Lorenzo, California and entered into a sale-leaseback agreement with respect to the store. The term of the lease is from April 2012 to November 2013 and may be terminated after November 2012 with 30 days notice. The aggregate gross purchase price received from this property was approximately $6.6 million. For accounting purposes, the sale of the store was consummated and the Company recorded a $0.7 million gain on the transaction during the quarter ended April 28, 2012.

In the second quarter of fiscal 2012, the Company sold all of its interest in six store properties located in San Jose, Van Nuys, Pinole, Chico, and Clovis, California and entered into a master sale-leaseback agreement with respect to those stores. In conjunction with the sale-leaseback, the Company entered into a lease agreement allowing the Company to continue to operate the stores in a manner consistent with their existing use throughout the lease term. The initial lease term of the lease is from July 27, 2012 to July 27, 2030 with three 5-year renewal options. The aggregate gross purchase price received from these properties was approximately $42.8 million. For accounting purposes, the sale of these stores was not consummated due to continued involvement and risk. Thus, no gain or loss was recorded on the transaction.

As of October 27, 2012, the Company had $26.2 million of short-term deposits from the sale-leaseback of real property on three stores in the fourth quarter of fiscal 2011 and $40.5 million of long-term deposits from the sale-leaseback of real property on six stores in the second quarter of fiscal 2012 recorded as liabilities in the consolidated balance sheet. The sale-leaseback agreement with respect to the six stores sold in the second quarter of fiscal 2012 includes provisions for the remodeling of the stores for which the landlord will reimburse the Company for the costs of Tenant Improvements (“Improvements”) up to an agreed upon amount. In addition, if the Company fails to complete construction during the specified period, the landlord will have one year to exercise an option to require the Company to repurchase the properties. Due to the Company’s continuing involvement during the remodeling period, as the leases provide for the Company to assume substantially all of the construction period risk, the sale-leaseback will not be consummated until the Improvements are completed within the specified timeframe, and amounts spent are fully reimbursed to the Company by the landlord. The remodeling of three of these stores is expected to be completed during fiscal 2013 and the remaining stores are expected to be completed in fiscal 2014. The Company expects to recognize the sale on the three stores during the fourth quarter of fiscal 2012 when the Company’s continuing involvement is expected to end.

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The components of the Company’s debt and capital lease obligations at October 27, 2012, January 28, 2012 and October 29, 2011 are as follows (in millions):

	October 27, 2012	January 28, 2012	October 29, 2011
Senior Secured Credit Facility	$46.0	$34.0	$32.0
Real Estate Secured Term Loan	—	27.9	42.0
Senior Secured Term Loan	127.7	137.6	172.5
Capital lease obligations	54.7	62.9	73.5

Total debt and capital lease obligations	228.4	262.4	320.0
Less portion to be paid within one year:
Senior Secured Credit Facility	(46.0)	—	(20.0)
Real Estate Secured Term Loan	—	(0.5)	(13.2)
Senior Secured Term Loan	(127.7)	(1.8)	(2.0)
Capital lease obligations	(6.2)	(5.9)	(6.5)

Total long-term debt and capital lease obligations	$48.5	$254.2	$278.3

Senior Secured Term Loan — On December 22, 2011, the Company amended, restated and extended its Senior Secured Term Loan. The amendment and restatement split the facility into two tranches. The first tranche was with lenders who elected not to extend the maturity beyond December 21, 2013 (“non-extended lenders”), of which $55.2 million was outstanding as of October 27, 2012. The second tranche was with lenders who elected to extend the maturity date to December 21, 2015 (“extended lenders”), of which $72.5 million was outstanding as of October 27, 2012.

Eurodollar loans owing to non-extended lenders bear interest at LIBOR, plus the “Eurodollar applicable rate” which ranges between 4.50% and 4.75%. As of October 27, 2012, the Company’s interest rate under the Senior Secured Term Loan for non-extended loans was 5.0%.

Eurodollar loans owing to extended lenders have both cash and PIK interest components. Such loans bear interest at LIBOR (which shall be deemed to be equal to at least 1.25%), plus 5.75%. As of October 27, 2012, the Company’s interest rate under the Senior Secured Term Loan for extended loans was 7.0%. In addition, the Company’s extended loans bear a PIK interest due at the end of the term at a rate equal to 3.00% or 4.00% per annum, with such interest automatically increasing the principal amount of the extended term loans on an annual basis. When the Company’s credit rating falls below B3 by Moody’s or B- by S&P, the PIK interest rate increases to 4.00%. On October 24, 2012, Moody’s cut the Company’s credit rating to Caa1 from B3. As of October 27, 2012, the Company’s PIK interest rate was 4.00% based on its credit rating. Additional interest rate increases may also apply as a result of entering into the Waiver and Amendment No. 1 due to the Company’s noncompliance with its maximum adjusted leverage ratio covenant as of October 27, 2012, as discussed below.

In addition to the required quarterly principal payments of $0.4 million, the Company has the option to make periodic repayments on the Senior Secured Term Loan equal to a defined percentage rate (determined based on the Company’s leverage ratio and ratings) of excess cash flows, which ranges between 25% and 100%. The Company did not make any prepayments pursuant to this option during the 39 week periods ended October 27, 2012.

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

As of October 27, 2012, the Company’s maximum leverage ratio was 7.64:1, which was not in compliance with the Senior Secured Term Loan covenants enumerated above. In anticipation of this noncompliance, on October 26, 2012, the Company and the Senior Secured Term Loan lenders entered into a Waiver and Amendment No. 1 whereby (i) the Senior Secured Term Loan lenders waived any and all defaults or events of default which would otherwise occur under the Senior Secured Term Loan as a result of any failure by the Company to comply with the maximum leverage ratio covenant contained therein for the fiscal quarter ended October 27, 2012, (ii) the applicable interest rate in respect to the extended tranche, would be increased by 50 basis points if the aggregate amount of such loans outstanding as of January 31, 2013 is equal to or greater than $59.2 million or (iii) the applicable interest rate in respect to the non-extended tranche would be increased by 50 basis points if any portion of the non-extended tranche remains outstanding as of January 31, 2013.

Change in Control — The Senior Secured Credit Facility and the Senior Secured Term Loan both contain an event of default resulting from a change of control, which includes the following: (i) certain mergers, consolidations, sales or transfers of all or substantially all of the assets of the Company and subsidiaries to persons other than ACOF, ESL Investments, Inc. (“ESL”) and Sears Holdings; (ii) adoption of a plan of liquidation of Orchard Supply Hardware LLC; (iii) a person or group, other than Sears Holdings, ESL and ACOF, collectively holding directly or indirectly at least 40% of the total voting power of all shares of voting capital stock of the Company or Orchard Supply Hardware LLC and Sears Holdings, ESL and ACOF collectively holding less than such person or group; and (iv) the Company’s Board of Directors not consisting of continuing directors. An event of default could trigger certain acceleration clauses and cause those and the Company’s other obligations to become immediately due and payable and the Company may not have sufficient cash funds available to repay its debt obligations upon such a Change in Control.

Senior Secured Credit Facility — On October 17, 2012, the Company amended and restated its Senior Secured Credit Facility to, increase the credit facility’s revolving loan facility from $100.0 million to $120.0 million, decrease the interest rate margins on which interest rates are calculated on the revolving loan facility and add a FILO term facility of $7.5 million. The Senior Secured Credit Facility matures on the earlier to occur of 90 days prior to the maturity of any portion of the Senior Secured Term Loan and October 17, 2017. As of October 27, 2012, $46.0 million was outstanding under the credit facility. As of October 27, 2012, the Company had $59.8 million available to borrow on the credit facility. The amended credit facility contains provisions that allow the Company to request an expansion of the facility by up to $50.0 million and the addition of a last-in-last-out term loan tranche, in each case subject to certain conditions such as no default having occurred, and in each case subject to lenders’ election to participate.

Interest rates on borrowings under the revolving credit facility are either base rate (“BR”) loans or Eurodollar loans, at the Company’s discretion. BR loans bear interest at the greatest of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., or (b) the federal funds rate plus 0.5%, plus the BR applicable margin, which ranges between 0.50% and 1.00%. Eurodollar loans bear interest at LIBOR plus the LIBOR applicable margin, which ranges between 1.50% and 2.00%. At October 27, 2012, the Company’s interest rate was 2.13%. The interest rate spreads applicable to the Company’s borrowings fluctuate based upon the average excess availability as defined by the agreement.

Interest rate on the FILO term facility is at the Company’s option, either (a) the BR interest plus 1.75% or (b) LIBOR plus 2.75%.

The Senior Secured Credit Facility subjects the Company to certain restrictive covenants. The Company was in compliance with its covenants as of October 27, 2012.

Real Estate Secured Term Loan — In October 2010, the Company entered into a $50.0 million real estate secured term loan. On July 27, 2012 the Company completed a sale-leaseback transaction for six properties. Proceeds of $25.2 million from the sale-leaseback transaction were used to pay-off the Real Estate Secured Term Loan in its entirety as of July 28, 2012.

Current Liability Presentation — As discussed in Note 2 to the interim consolidated financial statements, the Company expects that it will not be in compliance with the maximum leverage ratio covenant under the Senior Secured Term Loan as of the next measurement date, which is February 2, 2013. Non-compliance with the leverage ratio covenant as of the next measurement date would cause a default under the financing arrangements if the Company is unable to otherwise restructure or repay the term loan by that time or otherwise obtain a waiver from the term loan debt holders at that time. A default could result in the Company’s lenders under the Senior Secured Term Loan declaring the outstanding indebtedness ($127.7 million as of October 27, 2012) to be due and payable. Because of the cross-default provisions in the Company’s debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in our Senior Secured Credit Facility. A default could result in the Company’s lenders under the Senior Secured Credit Facility declaring the outstanding indebtedness ($46.0 million as of October 27, 2012) to be due and payable. In addition, the Company’s lenders would be entitled to proceed against the collateral securing the indebtedness. As a result, the amounts owing under the Senior Secured Term Loan and Senior Secured Credit Facility are presented as Current Liabilities in the consolidated balance sheet as of October 27, 2012.

8. RELATED-PARTY AGREEMENTS

The Company purchases Sears Holdings’ brands such as Craftsman, Kenmore, Easy Living, and Weatherbeater directly from Sears Holdings and outside vendors. During the 13 weeks October 29, 2011, the Company purchased $5.7 million of merchandise directly from Sears Holdings. During the 39 weeks ended October 27, 2012 and October 29, 2011, the Company purchased approximately $0.1 million and $19.8 million, respectively, of merchandise directly from Sears Holdings.

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

The Appliances Agreement was amended on March 22, 2012 (the “Amended Appliances Agreement”). Under the Amended Appliances Agreement, the Company may close up to 14 currently identified retail locations that carry appliances (the “Appliance Centers”) at specified times through August 2013 and close the remaining 13 Appliance Centers on January 31, 2015. The Amended Appliances Agreement has a term of five years. The Company exercised its right to close six Appliance Centers in specified stores and the closing of these appliance centers has been completed as of the third quarter of fiscal 2012.

The Company has net payables of $0.1 million, $2.9 million, and $3.1 million with Sears Holdings, as of October 27, 2012, January 28, 2012, and October 29, 2011, respectively.

9. COMMITMENTS AND CONTINGENCIES

Two putative class action lawsuits, brought on behalf of current and former employees, are pending against the Company. One of these lawsuits was brought in 2010 and one was brought in 2011. These lawsuits allege the Company failed to comply with various California labor laws, including misclassification of non-exempt employees as exempt employees, failure to pay regular, overtime, and final wages, failure to provide meal and/or rest breaks, and failure to provide accurate wage statements. The Company reached settlement of these two lawsuits, one in October 2012 on a California statewide basis and one in November 2012 with the individual plaintiff on a non-class basis. The settlements are currently being memorialized and will then be presented to the respective courts for approval. However, the Company has established an accrual based on the expected amount the Company will pay under the settlements.

The Company is a defendant in various other legal proceedings arising in the ordinary course of business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the Company’s consolidated financial position or results of operations.

10. INCOME TAXES

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

Prior to the start of the second quarter of 2012, the Company concluded that positive evidence outweighed negative evidence, and no valuation allowance was necessary. The Company assessed the relevant positive and negative evidence at the conclusion of the second quarter ended July 28, 2012. As a result of this assessment, the Company concluded that, from an accounting perspective, the negative evidence now outweighed the positive evidence. In accordance with that conclusion, the Company recorded a non-cash charge to income tax expense in the second quarter of 2012 in the amount of $18.4 million by establishing a valuation allowance against its deferred tax assets. In determining the appropriate amount of the valuation allowance, the Company considered the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. Due to the accumulated negative evidence at the end of the second quarter of fiscal 2012, the Company is no longer allowed under those accounting standards to consider future income projections exclusive of the reversing temporary differences. This accounting treatment has no effect on the ability of the Company to use loss carryforwards and tax credits in the future to reduce cash tax payments. As of October 27, 2012, there was a valuation allowance of $27.8 million against its deferred tax assets. The income tax benefit of $24.6 million in the 13 week period ended October 27, 2012 is primarily comprised of the reversal of deferred tax liabilities resulting from the trade name impairment of $60.3 million.

11. STOCK-BASED COMPENSATION

For the 13 and 39 weeks periods ended October 27, 2012 stock-based compensation expense was $0.5 million and $1.0 million, respectively, which is included in selling and administrative expenses in the consolidated statements of operations. Stock-based compensation expense for the comparable periods ended October 29, 2011 was $0.1 million and $0.3 million, respectively. The Company recognizes stock-based compensation costs, net of a forfeiture rate, for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

Company uses the Black-Scholes option-pricing model to value its stock options. The weighted average assumptions relating to the valuation of the Company’s stock options were as follows:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012(a)	October 29, 2011 (a)	October 27, 2012	October 29, 2011 (a)
Weighted average fair value of grants	$—	$—	$11.56	$—
Expected volatility	—%	—%	75%	—%
Expected term (years)	—	—	6.50	—
Risk-free interest rate	—%	—%	1.06%	—%
Expected dividend yield	—%	—%	—%	—%

(a)	No grants were made in the 13 week period ended October 27, 2012 and in the 13 and 39 weeks period ended October 29, 2011.

Stock-Based Awards Activity

As of October 27, 2012, approximately 216,000 shares remain available for future grants of either stock options, restricted stock or restricted stock units.

The following table presents a summary of the Company’s stock option activity for the 39 weeks period ended October 27, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 28, 2012	206,928	$33.33
Granted	468,858	20.00
Canceled or expired	(206,928)	33.33

Outstanding at October 27, 2012	468,858	20.00

Exercisable at October 27, 2012	1,472	20.00

The following table presents a summary of the Company’s nonvested restricted stock activity for the 39 weeks ended October 27, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 28, 2012	—	$—
Granted	314,698	17.71
Vested	(9,483)	19.13

Outstanding at October 27, 2012	305,215	17.67

Performance-based Unit Awards

In the 39 week period ended October 27, 2012, 290,551 of performance-based restricted stock unit awards were granted to certain employees. Under the terms of the performance-based restricted stock unit awards granted, certain employees are eligible to receive restricted stock unit awards, contingent upon the achievement of certain Company-specific performance goals. Any stock unit awards earned as a result of the achievement of such goals vests at a rate of 8.33% in each subsequent fiscal quarter when the Company achieves the certain Company-specific performance goals during any of the trailing four fiscal quarters during the “Performance Period”. The Performance Period commences on the first day of the second fiscal quarter of 2012 and ends on the last day of the third fiscal quarter of 2018. Any stock units earned as a result of the achievement of such goals will vest in full over 6.75 years from the date of grant. No compensation expense with respect to performance-based stock unit awards has been recognized because the achievement of the performance goals was not probable.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Orchard Supply Hardware Stores Corporation, (together with its wholly-owned subsidiaries, Orchard Supply Hardware LLC and OSH Properties LLC the “Company” or “we” or “our”), operates neighborhood hardware and garden stores focused on paint, repair and the backyard. We were founded as a purchasing cooperative in San Jose in 1931. Today our stores average 44,000 square feet of enclosed retail space and 8,000 square feet of exterior nursery and garden space. As of October 27, 2012, we had 89 stores in California. Our stores are easy to navigate and convenient to shop and are designed to appeal to do-it-yourself customers. We also serve the small professional customer whose purchases are largely motivated by a need for incremental supplies and tools to complete construction projects. We offer customers a unique value proposition comprised of service, selection and convenience.

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

2012 Third Quarter Financial Highlights

•

For the third quarter of fiscal 2012, net sales were $155.2 million, a decrease of $3.5 million, or 2.2%, as compared to net sales of $158.7 million for the third quarter of fiscal 2011. Net sales declined due to the impact of the Appliances Agreement and softer sales attributed to changes in advertising cadence at the beginning of the quarter offset by increased sales from our remodeled stores which were completed toward the end of the third quarter.

•

Comparable store sales for the third quarter of fiscal 2012 were flat (see the definition of comparable store sales below, which addresses the impact of the Appliance Agreement), decreasing 0.1%, due to a decline in comparable transaction volume of 3.5% offset by a 3.4% increase in average ticket comparables.

•

Gross margin was $45.0 million, or 29% of net sales, for the third quarter of fiscal 2012, a decrease of $6.5 million, or 12.6%, as compared to $51.5 million, or 32.5% of net sales, for the third quarter of fiscal 2011. The decrease in gross margin was primarily due to an increase in markdowns taken to help drive sales and clear inventory as well as higher occupancy costs as a result of paying rent on properties previously owned prior to the sale-leaseback transactions.

•

We recorded $53.6 million in net loss for the third quarter of fiscal 2012, as compared to $10.1 million in net loss for the third quarter of fiscal 2011. The net loss in the third quarter of fiscal 2012 includes a pre-tax non-cash impairment charge of $60.3 million related to trade names, a pre-tax non-cash charge of $4.8 million for store impairment, and litigation charges and other expenses of $1.1 million.

•

Merchandise inventory was $173.8 million at the end of the third quarter of fiscal 2012, an increase of $12.6 million, or 7.8%, as compared to merchandise inventory of $161.2 million at the end of the third quarter of fiscal 2011. The increase in merchandise inventory was primarily due to lower than anticipated levels of sales and increased inventory in our seasonal merchandise to support year round selling activities.

2012 Third Quarter Business Highlights

The Company is focused against five key strategic priorities:

•	Strengthen our financial position;

•	Project a consistent and compelling brand identity;

•	Drive sales through merchandising and marketing initiatives;

•	Improve operational efficiencies;

•	Align resources and talent.

Key accomplishments during the third quarter of fiscal 2012 included:

Financial Position. During the third quarter, we successfully refinanced our Senior Secured Credit Facility, which enabled us to increase our borrowing capacity at a lower cost and, as a result, we have strengthened our liquidity position. During the third quarter, we also engaged Moelis & Co. to lead us in the refinancing efforts of our Senior Secured Term Loan and, as a first step in this process, the Company obtained a short-term waiver from our current term loan lenders related to compliance with the leverage ratio covenant for the October 27, 2012 measurement period. See discussion under Liquidity below.

Brand Identity. During the third quarter, we opened our new South Bay store in Torrance and celebrated the grand reopening of three remodeled stores, two in San Jose and one in Los Angeles, as we continued the rollout of our innovative, neighborhood store format. These stores continue our progress in our multi-year brand and repositioning plan which, we believe, will lead to the achievement of an increase in comparable store sales and an increase in gross margin. At the end of the third quarter, we had eight stores in our new neighborhood store format. During the third quarter we also hired a new Vice President of Marketing to help us continue to build our brand as we grow our concept through traditional marketing initiatives as well as nontraditional methods such as social media and mobile technologies.

Drive Sales. The third quarter was the first time our remodeled stores became drivers of our performance. We made the decision to keep the three remodeled stores open during construction both to continue to serve our customers and to not have to furlough our employees. However, the construction was disruptive and relative to the prior year periods comparable store sales during the end of the second quarter and beginning of third quarter were adversely affected. As we opened the three remodeled stores during the third quarter, comparable stores sales for these stores met our expectations both in terms of traffic and average ticket and positively affected the Company’s comparable store sales. We believe our investments in remodels and new stores with our new format will continue to positively impact sales momentum into the future and be a key component of our repositioning.

Improve Operating Efficiencies. We continue to seek continuous improvement to our operations and ways to reduce expenses. During the third quarter, we realigned our field operations from four to three regions and discontinued certain functions at our support center in order to focus on the primary areas that will drive our business and differentiate us from our competitors. We also continue to execute on several programs to reduce our inventory levels while at the same time ensuring in-stocks to satisfy customer demand.

Align Resources and Talent. During the third quarter, we revised our associate incentive programs to better focus our associates on achieving success through strong performance and results.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, as well as the unaudited interim consolidated financial statements and accompanying notes contained in this report. Our unaudited consolidated results of operations for the 13 and 39 weeks periods ended October 27, 2012 and October 29, 2011 are summarized below (dollars and shares in millions, except per share amounts and store count).

	13 Weeks Ended				39 Weeks Ended
	October 27, 2012	% of Net Sales	October 29, 2011	% of Net Sales	October 27, 2012	% of Net Sales	October 29, 2011	% of Net Sales
NET SALES	$155.2	100.0%	$158.7	100.0%	$504.2	100.0%	$518.9	100.0%

COST OF SALES AND EXPENSES:
Cost of sales (excluding depreciation and amortization)	110.2	71.0	107.2	67.5	342.6	67.9	346.4	66.8
Gross Margin	45.0	29.0	51.5	32.5	161.5	32.1	172.5	33.2
Selling and administrative	45.5	29.3	40.8	25.8	141.1	28.0	131.1	25.3
Depreciation and amortization	8.6	5.5	7.7	4.9	24.0	4.8	22.4	4.3
Trade name and property and equipment impairment	65.1	41.9	—	—	72.8	14.4	—	—
Loss (gain) on sale of real property	—	—	14.3	9.0	(0.6)	(0.1)	14.3	2.8

Total cost of sales and expenses	229.4	147.7	170.1	107.2	579.9	115.0	514.2	99.2

OPERATING (LOSS) INCOME	(74.2)	(47.7)	(11.4)	(7.2)	(75.7)	(15.0)	4.7	0.8
INTEREST EXPENSE, NET	4.0	2.6	5.7	3.6	18.3	3.6	16.8	3.1

LOSS BEFORE TAXES	(78.2)	(50.3)	(17.1)	(10.8)	(94.0)	(18.6)	(12.1)	(2.3)
INCOME TAX EXPENSE	(24.6)	(15.9)	(7.0)	(4.4)	(9.2)	(1.8)	(4.9)	(0.9)

NET LOSS	$(53.6)	(34.4)%	$(10.1)	(6.4)%	$(84.8)	(16.8)%	$(7.2)	(1.4)%

Basic and diluted loss per share	$(8.88)		$(1.68)		$(14.08)		$(1.20)
Basic and diluted weighted average common shares outstanding	6.0		6.0		6.0		6.0

OTHER DATA:
STORE COUNT	89		89		89		89

Comparable store sales

Comparable sales figures are defined as follows:

1.	Comparable store sales. Measured by the increase or decrease in net sales year over year, excluding new and closed stores and E-commerce. Additionally, and because of an agreement the Company entered into with Sears Holdings (the “Appliances Agreement”) on October 26, 2011 whereby the Company now sells appliances on a consignment basis and receives commission income for sales of such appliances and related protection agreements, comparable store sales also exclude approximately $4.1 million and $12.7 million of sales of Sears Holdings branded appliances in the third quarter and year-to-date period, respectively, of fiscal 2011 and approximately $0.4 million and $1.3 million of commission income in the third quarter and year-to-date period, respectively, of fiscal 2012.

2.	Comparable transaction volume. Derived from the increase or decrease in the number of transactions year over year, excluding new and closed stores, appliance sales, and E-commerce.

3.	Average ticket comparables. Derived using net sales divided by the number of transactions year over year.

A store is included in the calculation of comparable metrics above if it has been open for at least 12 months, including relocated and remodeled stores. Comparable sales metrics discussed above are intended only as supplemental information and are not a substitute for information presented in accordance with generally accepted accounting principles.

13 week period ended October 27, 2012 compared to 13 week period ended October 29, 2011

Net sales

	13 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Net sales	$155.2	$158.7	(3.5)	(2.2)%

Net sales decreased $3.5 million, or 2.2%, to $155.2 million for the third quarter of fiscal 2012, as compared to $158.7 million for the third quarter of fiscal 2011. The decline in net sales is primarily attributed to a $4.1 million impact of the Appliances Agreement (see the definition of comparable store sales above). The decline in net sales was offset in part by a $1.4 million in gift card breakage income. Comparable store sales were essentially flat for the quarter.

Gross Margin

	13 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Gross Margin	$45.0	$51.5	(6.5)	(12.6)%
Percent of net sales	29.0%	32.5%

Gross margin decreased $6.5 million to $45.0 million, or 29.0% of net sales, for the third quarter of fiscal 2012, as compared to $51.5 million or 32.5% of net sales, for the third quarter of fiscal 2011. The decrease of 350 basis points was driven by an approximate 300 basis points decline in merchandise margin as a result of higher markdowns to drive sales and clear inventory and 140 basis points of higher occupancy costs primarily as a result of paying rent on properties previously owned prior to the sale-leaseback transactions and as a result of higher ongoing rent, distribution center and other occupancy costs and the deleverage of occupancy and distribution center costs due to lower net sales. These items were partially offset by gift card breakage income of $1.4 million or 90 basis points.

Selling and administrative

	13 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Selling and administrative	$45.5	$40.8	4.7	11.4%
Percent of net sales	29.3%	25.8%

Selling and administrative expenses increased $4.7 million to $45.5 million or 29.3% of net sales, for the third quarter of fiscal 2012, as compared to $40.8 million or 25.8% of net sales, for the third quarter of fiscal 2011. The increase in selling and administrative expenses was primarily due to (a) a $0.6 million increase in operating costs directly associated with being an independent public company, (b) a $1.1 million increase in legal and financial advisory costs (c) a $1.6 million legal accrual reversed in the third quarter of 2011 and (d) a $1.0 million increase in payroll and other expenses associated with Store Support Center initiatives.

Impairment charges

	13 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Impairment charges	$65.1	$0.0	65.1	100.0%

Impairment charges recognized in the third quarter of 2012 include a non-cash charge of $60.3 million for trade name impairment and $4.8 million of non-cash charges related to the write-down of store assets that were determined to be impaired.

Loss on sale of real property

	13 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Loss on sale of real property	$0.0	$14.3	(14.3)	(100.0)%

In the third quarter of fiscal 2011 we sold our distribution center located in Tracy, California and recorded a non-cash loss of $14.3 million in connection with the sale.

Interest expense, net

	13 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Interest expense, net	$4.0	$5.7	(1.7)	(29.8)%

Interest expense decreased $1.7 million to $4.0 million, or 29.8%, for the third quarter of fiscal 2012, as compared to $5.7 million for the third quarter of fiscal 2011. The $1.7 million decrease in interest expense was due primarily to the reduction of $1.7 million in derivative lease liabilities.

Income tax benefit

	13 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Income tax benefit	$(24.6)	$(7.0)	17.6	251.4%
Effective tax rate	31.5%	40.8%

Income tax benefit was $24.6 million for the third quarter of fiscal 2012 as compared to an income tax benefit of $7.0 million recorded for the third quarter of fiscal 2011. The current period results reflect the reversal of deferred tax liabilities resulting from the $60.3 million trade name impairment charge.

39 week period ended October 27, 2012 compared to 39 week period ended October 29, 2011

Net sales

	39 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Net sales	$504.2	$518.9	$(14.7)	(2.8)%

Net sales decreased $14.7 million, or 2.8%, to $504.2 million for the current 39-week period ended October 27, 2012 as compared to $518.9 million for the prior 39-week period ended October 29, 2011. The decrease in net sales was attributable to (a) an approximate $12.7 million impact related to the Appliances Agreement (see the definition of comparable store sales above) and (b) a decrease of 0.7% in comparable store sales, comprised of a decrease in comparable transactions of 2.9%, partially offset by a 2.2% increase in average ticket comparables. These declines in net sales were offset in part by a $1.4 million for gift card breakage income.

Gross margin

	39 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Gross Margin	$161.6	$172.5	$(10.9)	(6.3)%
Percent of net sales	32.0%	33.2%

Gross margin decreased $10.9 million to $161.6 million, or 32.0% of net sales, for the current 39-week period ended October 27, 2012 as compared to $172.5 million or 33.2% of net sales, for the prior 39-week period ended October 29, 2011. The decrease of 120 basis points in gross margin was primarily due to approximately 140 basis points of higher occupancy costs as a result of paying rent on properties previously owned prior to the sale-leaseback transactions and as a result of deleverage of occupancy and distribution center costs due to lower net sales. These were partially offset by gift card breakage income of $1.4 million or 30 basis points

Selling and administrative

	39 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Selling and administrative	$141.1	$131.1	$10.0	7.6%
Percent of net sales	28.0%	25.3%

Selling and administrative expenses increased $10.0 million to $141.1 million, or 28.0% of net sales, for the current 39-week period ended October 27, 2012, as compared to $131.1 million or 25.3% of net sales, for the prior 39-week period ended October 29, 2011. The increase in selling and administrative expenses was primarily due to (a) $3.4 million increase in operating costs associated with being an independent public company, (b) $2.1 million legal accruals reversed in the prior 39-week period ended October 29, 2011, (c) a $1.1 million increase in legal and financial advisory costs and (d) a $2.6 million increase in payroll and other expenses associated with Store Support Center initiatives.

Impairment charges

	39 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Impairment charges	$72.8	$0.0	72.8	100%

Impairment charges recognized in the thirty-nine weeks ended October 27, 2012 include a non-cash charge of $60.3 million for trade name impairment and $12.4 million of non-cash charges related to the write-down of store assets that were determined to be impaired.

(Gain) loss on sale of real property

	39 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
(Gain) loss on sale of real property	$(0.6)	$14.3	$(14.9)	(104.2)%

During the current 39-week period ended October 27, 2012, we recorded a non-cash gain of $0.6 million in connection with the sale-leaseback transactions involving our store in San Lorenzo, California and a parcel of land in San Jose, California. In the 39-week period ended October 24, 2011, we sold our distribution center located in Tracy, California and recorded a non-cash loss of $14.3 million in connection with the sale.

Depreciation and amortization

	39 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Depreciation and amortization	$24.0	$22.4	$1.6	7.1%

Depreciation and amortization increased $1.6 million to $24.0 million, or 7.1%, for the current 39 week period ended October 27, 2012, as compared to $22.4 million for the prior 39 week period ended October 29, 2011. The increase in depreciation and amortization expense was primarily due to accelerated depreciation on stores currently being remodeled.

Interest expense, net

	39 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Interest expense, net	$18.3	$16.8	$1.5	8.9%

Interest expense increased $1.5 million to $18.3 million, or 8.9%, for the current 39 week period ended October 27, 2012, as compared to $16.8 million for the prior 39 week period ended October 29, 2011. The $1.5 million increase in interest expense was due to (a) $1.2 million write-off of unamortized deferred financing costs related to the early pay off of the Real Estate Term Loan at the end of the second quarter and (b) the higher interest rates associated with amendments to our Senior Secured Term Loan and Real Estate Secured Term Loan, as well as additional interest expense on capital lease properties. These increases were offset by the reduction of $1.7 million in derivative lease liabilities in the third quarter.

Income tax benefit

	39 Weeks Ended		Increase (Decrease)
	October 27, 2012	October 29, 2011	$	%
Income tax benefit	$(9.2)	$(4.9)	$4.3	87.8%
Effective tax rate	9.8%	40.5%

Income tax benefit was $9.2 million for the current 39-week period ended October 27, 2012 as compared to an income tax benefit of $4.9 million recorded for the prior 39 week period ended October 29, 2011. The current period results reflect the effects of the tax benefit of $24.6 million relating to the reversal of deferred tax liabilities resulting from the $60.3 million trade name impairment charge, and a tax valuation allowance charge of $18.4 million recorded in the second quarter of fiscal 2012. A more detailed discussion of this charge is set forth in Note 10 to the interim consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The following table depicts our cash flows for the 39 weeks periods (in millions):

	39 Weeks Ended
	October 27, 2012	October 29, 2011
Consolidated Statements of Cash Flow Data:
Cash flows (used in) provided by operating activities	$(0.1)	$36.3
Cash flows provided by investing activities	36.7	10.0
Cash flows used in financing activities	(34.3)	(29.5)

Cash Flows (used in) provided by operating activities

The primary source of our liquidity is our cash flows generated from our operating activities. Net cash used in operating activities decreased $36.4 million to $0.1 million for the 39 weeks period ended October 27, 2012, compared to cash provided of $36.3 million for the 39 weeks period ended October 29, 2011. The decrease in cash provided by operating activities is primarily due to changes in working capital including higher merchandise inventories as a result of lower than anticipated sales and to a lesser extent the decline in operating results as adjusted for non-cash charges for the 39 weeks period ended October 27, 2012 versus the 39 weeks period ended October 29, 2011.

Cash Flows provided by investing activities

Net cash provided by investing activities increased $26.7 million to $36.7 million for the 39 weeks period ended October 27, 2012 compared to $10.0 million for the 39 weeks period ended October 29, 2011. The increase of $26.7 million was primarily due to the net deposits of $41.5 million received from the sale-leaseback transaction of six store properties as well as $6.6 million in net proceeds from the sale-leaseback transaction involving one of our stores and the sale of a parcel of land in fiscal 2012 offset by proceeds of $21.2 million received from the sale of our distribution center in Tracy, California in fiscal 2011.

Cash Flows used in financing activities

Net cash used in financing activities increased $4.8 million to $34.3 million for the 39 weeks period ended October 27, 2012 compared to $29.5 million of cash used for the 39 weeks period ended October 29, 2011. The increase was primarily due to principal payments and pay-off of the Real Estate Term Loan as well as increased principal payments on the Senior Secured Term Loan. These increased principal payments were net of increased borrowings on the Senior Secured Credit Facility.

Liquidity

As of October 27, 2012, we had cash and cash equivalents of $10.5 million and total debt and capital lease obligations of $228.4 million. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our financing arrangements. The financing arrangements require us to maintain compliance with certain financial covenants including a leverage ratio covenant in our Senior Secured Term Loan. On October 26, 2012, we received a waiver of this leverage ratio covenant for the October 27, 2012 measurement date (see Notes 2 and 7 to the consolidated financial statements). As of October 27, 2012, we were not in compliance with the leverage ratio covenant.

We expect that we will not be in compliance with our leverage ratio covenant in our Senior Secured Term Loan as of the next measurement date, which is February 2, 2013, in part due to the decline in our operating results during fiscal 2012, coupled with continued economic weakness in the markets in which we operate. Non-compliance with the leverage ratio covenant as of the next measurement date would cause a default under the financing arrangements if we are unable to otherwise restructure or repay the term loan by that time or otherwise obtain a waiver from the term loan debt holders. A default could result in our lenders under the Senior Secured Term Loan declaring the outstanding indebtedness ($127.7 million as of October 27, 2012) to be due and payable, by accelerating the current maturity dates of December 21, 2013 ($55.2 million) and December 21, 2015 ($72.5 million). As a result of the cross-default provisions in our debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in our Senior Secured Credit Facility. A default could result in our lenders under the Senior Secured Credit Facility declaring the outstanding indebtedness ($46.0 million as of October 27, 2012) to be due and payable. In addition, the Company’s lenders would be entitled to proceed against the collateral securing the indebtedness. As a result, the amounts owing under the Senior Secured Term Loan and Senior Secured Credit Facility are presented as Current Liabilities in the consolidated balance sheet as of October 27, 2012.

We are currently in discussions to refinance the Senior Secured Term Loan by means of issuing new long-term debt and/or equity. We may also request that the current lenders under the Senior Secured Term Loan refinance or modify the terms of our debt. We are also currently pursuing sales and/or sale-leaseback transactions on our remaining owned real estate. Since October 2011, we have generated proceeds from multiple sale and sale-leaseback transactions related to our efforts to reduce our debt and obtain improvement allowances to use across the stores sold and leased back for remodels or refreshes. These improvement allowances have helped us conserve cash while at the same time improving our stores. We also have implemented cost savings and inventory reduction initiatives in order to conserve liquidity. To improve liquidity, we also amended our Senior Secured Credit Facility on October 17, 2012 to increase the credit facility’s revolving loan facility from $100 million to $127.5 million. In November 2012, we finalized a non-binding term sheet to further amend this credit facility to increase the loan facility through a last-in-last-out term loan tranche by another $17.5 million to total availability of $145 million, although no assurances can be made that this further amendment will be consummated. It is uncertain whether these endeavors by us to refinance or modify our debt will be successful. In addition, any refinancing could be at higher interest rates and may require us to comply with some or more covenants which could restrict business operations. If we issue equity securities, our stockholders may experience significant dilution. If we are unable to refinance our debt, or do so on terms acceptable to us, we may be unable to meet our financial covenants and the lenders could demand repayment of the amounts outstanding under our financing agreements as described above. If the indebtedness described above were to be accelerated, we would not have sufficient liquidity to make full repayments of the outstanding debt.

These interim consolidated financial statements have been prepared assuming our existing cash and cash equivalents, cash flows provided by operating activities and the continued availability of funds under our financing arrangements will provide the needed liquidity for us to continue as a going concern. The uncertainties surrounding our ability to replace or modify the Senior Secured Term Loan with our lenders, and the consequences of our inability to replace or amend the Senior Secured Term Loan or obtain an additional waiver of the anticipated leverage covenant violation raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are discussed above. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our debt is comprised of the following credit facilities:

Senior Secured Term Loan — On December 22, 2011, we amended, restated and extended our Senior Secured Term Loan. The amendment and restatement split the facility into two tranches. The first tranche was with lenders who elected not to extend the maturity beyond December 21, 2013 (“non-extended lenders”), of which $55.2 million was outstanding as of October 27, 2012. The second tranche was with lenders who elected to extend the maturity date to December 21, 2015 (“extended lenders”), of which $72.5 million was outstanding as of October 27, 2012.

Eurodollar loans owing to non-extended lenders bear interest at LIBOR, plus the “Eurodollar applicable rate” which ranges between 4.50% and 4.75%. As of October 27, 2012, our interest rate under the Senior Secured Term Loan for non-extended loans was 5.0%.

Eurodollar loans owing to extended lenders have both cash and PIK interest components. Such loans bear interest at LIBOR (which shall be deemed to be equal to at least 1.25%), plus 5.75%. As of October 27, 2012, our interest rate under the Senior Secured Term Loan for extended loans was 7.0%. In addition, our extended loans bear a PIK interest due at the end of the term at a rate equal to 3.00% or 4.00% per annum, with such interest automatically increasing the principal amount of the extended term loans on an annual basis. When our credit rating falls below B3 by Moody’s or B- by S&P, the PIK interest rate increases to 4.00%. On October 24, 2012, Moody’s cut our credit rating to Caa1 from B3. As of October 27, 2012, the Company’s PIK interest rate was 4.00% based on our credit rating. Additional interest rate increases may also apply as a result of entering into the Waiver and Amendment No. 1 due to our noncompliance with our maximum adjusted leverage ratio covenant as of October 27, 2012, as discussed below.

In addition to the required quarterly principal payments of $0.4 million, we have the option to make periodic repayments on the Senior Secured Term Loan equal to a defined percentage rate (determined based on our leverage ratio and ratings) of excess cash flows, which ranges between 25% and 100%. We did not make any prepayments pursuant to this option during the 39 weeks period ended October 27, 2012.

In the event of a sale of a property owned by us, we are required to make repayments on the Senior Secured Term Loan equal to 75% of the proceeds, net of fees, cash tax, and other mandatory debt repayments. Pursuant to the sale-leaseback of the six collateralized stores properties, we made a $7.6 million prepayment under this requirement on August 24, 2012. Pursuant to the sale-leaseback of the collateralized store located in San Lorenzo, California, we made $1.2 million in prepayments under this requirement on May 18, 2012.

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

As of October 27, 2012, our maximum leverage ratio was 7.64:1, which was not in compliance with the Senior Secured Term Loan covenants enumerated above. In anticipation of this noncompliance, on October 26, 2012, we entered into a Waiver and Amendment No. 1 with the Senior Secured Term Loan lenders whereby (i) the Senior Secured Term Loan lenders waived any and all defaults or events of default which would otherwise occur under the Senior Secured Term Loan as a result of any failure by us to comply with the maximum leverage ratio covenant contained therein for the fiscal quarter ended October 27, 2012, (ii) the applicable interest rate in respect to the extended tranche would be increased by 50 basis points if the aggregate amount of such loans outstanding as of January 31, 2013 is equal to or greater than $59.2 million and (iii) the applicable interest rate in respect to the non-extended tranche would be increased by 50 basis points if any portion of the non-extended tranche remains outstanding as of January 31, 2013.

Senior Secured Credit Facility — On October 17, 2012 the Company amended and restated its Senior Secured Credit Facility to, among other things, increase the credit facility’s revolving loan facility from $100.0 million to $120.0 million, decrease the interest rate margins on which interest rates are calculated on the revolving loan facility and add a FILO term facility of $7.5 million. The Senior Secured Credit Facility matures on the earlier to occur of 90 days prior to the maturity of any portion of the Senior Secured Term Loan and October 17, 2017. As of October 27, 2012, $46.0 million was outstanding under the credit facility. As of October 27, 2012, the Company had $59.8 million available to borrow on the credit facility. The amended credit facility contains provisions that allow the Company to request an expansion of the facility by up to $50.0 million and the addition of a last-in-last-out term loan tranche, in each case subject to certain conditions such as no default having occurred, and in each case subject to lenders’ election to participate.

Interest rates on borrowings under the revolving credit facility are either base rate (“BR”) loans or Eurodollar loans, at the Company’s discretion. BR loans bear interest at the greatest of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., or (b) the federal funds rate plus 0.5%, plus the BR applicable margin, which ranges between 0.50% and 1.00%. Eurodollar loans bear interest at LIBOR plus the LIBOR applicable margin, which ranges between 1.50% and 2.00%. At October 27, 2012, the Company’s interest rate was 2.13%. The interest rate spreads applicable to the Company’s borrowings fluctuate based upon the average excess availability as defined by the agreement.

Interest rate on the FILO term facility is at the Company’s option, either (a) the BR interest plus 1.75% or (b) LIBOR plus 2.75%.

The Senior Secured Credit Facility subjects the Company to certain restrictive covenants. The Company was in compliance with its covenants as of October 27, 2012.

Real Estate Secured Term Loan — In October 2010, we entered into a $50.0 million real estate secured loan with a group of lenders. On July 27, 2012 we completed a sale-leaseback transaction for six properties, and entered into a leaseback agreement with respect to the sale. Proceeds of $25.2 million from the sale-leaseback transaction were used to pay-off the Real Estate Secured Term Loan in its entirety as of July 28, 2012.

Current Liability Presentation — As discussed in Note 2 to the interim consolidated financial statements, we expect that we will not be in compliance with the maximum leverage ratio covenant under the Senior Secured Term Loan as of the next measurement date, which is February 2, 2013. Non-compliance with the leverage ratio covenant as of the next measurement date would cause a default under the financing arrangements, if we are unable to otherwise restructure or repay the term loan by that time or otherwise obtain a waiver from the term loan debt holders. A default could result in our lenders under the Senior Secured Term Loan declaring the outstanding indebtedness ($127.7 million as of October 27, 2012) to be due and payable. As a result of the cross-default provisions in our debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in our Senior Secured Credit Facility. A default could result in our lenders under the Senior Secured Credit Facility declaring the outstanding indebtedness ($46.0 million as of October 27, 2012) to be due and payable, As a result, the amounts owing under the Senior Secured Term Loan and Senior Secured Credit Facility are presented as Current Liabilities in the consolidated balance sheet as of October 27, 2012.

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

Income Taxes and Deferred Taxes — The Company monitors its operating performance and evaluates the likelihood of the future realization of its deferred federal and state tax assets. In assessing the realization of these deferred tax assets and the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets taking into account achieving a certain level of future taxable income or being able to carry back any taxable losses and claim refunds against previously paid income taxes. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, the Company records a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. A pattern of objectively measured recent and cumulative financial reporting losses are a source of significant negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. In the second fiscal quarter of 2012, the Company concluded that the negative evidence outweighed the positive evidence, and accordingly, it is more likely than not that the Company would not be able to realize all of its federal and state deferred tax assets. Therefore, in the second quarter of fiscal 2012, the Company recorded a charge of $18.4 million to income tax expense to establish a valuation allowance against its deferred tax assets. At October 27, 2012 the Company’s valuation allowance was $27.8 million.

Accounting for the Impairment of Long-lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. If the carrying value of the asset or asset group exceeds the expected future cash flows expected to result from the use of the asset, on an undiscounted basis, an impairment loss is recognized. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value. The fair market value of these assets or asset group is determined using the income approach and Level 3 inputs (see Note 3), which require management to make estimates about future cash flows. The Company estimates the amount and timing of future cash flows based on historical experience and knowledge of the retail market in which each store operates. The Company recorded $4.8 million and $12.4 million of property and equipment impairment charges in connection with store assets for the 13 and 39 weeks periods ended October 27, 2012, respectively. No impairment charges were recorded for the 13 and 39 weeks periods ended October 29, 2011.

Trade Name Asset Impairment — The Company’s trade name assets, OSH and Orchard Supply Hardware, are not subject to amortization. Trade names are tested for impairment annually (as of the last day of the Company’s November accounting period) or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the trade names with their carrying amount. The Company uses the relief from royalty method (which utilizes a discounted cash flow model) to determine the fair value of the trade names. Potential impairment exists if the fair value of trade names is less than their carrying amount. The use of different assumptions, estimates or judgments in the trade name asset impairment testing process, such as the estimated future revenues, royalty rates, and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of the assets, and therefore, impact the related impairment charge.

Due to the recent decline in our market capitalization, the decline in revenues during the 13 weeks ended October 27, 2012 and lowered forecasted future revenues (compared to a forecast prepared in the fourth quarter of fiscal 2011), the Company tested its trade names for possible impairment as of October 27, 2012. As a result of this analysis, which included reduced royalty rates, trade names were measured at a fair value $47.3 million, and the Company recognized non-cash trade name impairment of $60.3 million in the 13 weeks ended October 27, 2012.

New Accounting Pronouncements — Under the Jumpstart Our Business Startups Act (“JOBS Act”), the Company meets the definition of an “emerging growth company”. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

Interest Rate Risk

All interest-rate derivative instruments are considered non-trading. At October 27, 2012, 76.0% of our total debt portfolio, including capital leases, was variable rate. Based on the size of this variable rate debt portfolio at October 27, 2012, which totaled approximately $173.7 million, an immediate 100 basis points change in interest rates would have affected annual pretax funding costs by $1.7 million.

We do not enter into derivative financial contracts for trading purposes. Derivative financial instruments embedded in our leases related to Consumer Price Index (“CPI”) are recorded at fair value. At October 27, 2012 the fair value of the derivative financial instruments embedded in our leases was $3.5 million. A 1% increase in CPI will increase interest expense by approximately $0.4 million.

ITEM 4. — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has carried out, under the supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 27, 2012, our disclosure controls and procedures were not effective because of the material weaknesses identified as of such date discussed below.

Material Weakness in Internal Control over Financial Reporting

Pursuant to rules of the Securities and Exchange Commission that provide a transition period for newly public companies, the Company’s Form 10-K for the fiscal year ended January 28, 2012 did not include a report of management’s assessment of internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Although we were not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as of January 28, 2012, we identified certain matters involving our internal controls over financial reporting that would constitute material weaknesses under standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”).

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

The material weaknesses identified by us as of January 28, 2012 results from inadequate technical accounting knowledge and inadequate written accounting policies and procedures. Specifically, the following items were identified:

•	insufficient complement of external financial reporting, technical accounting and tax staff commensurate to the nature of the Company’s operations and financial reporting requirements; and

•	incomplete documentation of the policies and procedures to be used for external financial reporting, accounting and income tax purposes.

The material weaknesses will not be remediated as of the end of fiscal year 2012. However, we have been begun addressing the material weaknesses as follows:

•

Personnel — We have hired a new Controller in May 2012 and are in the process of hiring additional personnel, including an external reporting resource, to augment our accounting staff. However, to date we have not been successful in hiring additional personnel. We have engaged an external provider of tax services to augment our current staff and improve the effectiveness of our tax accounting process.

•

Accounting and Internal Control Policies and Procedures — We engaged an independent accounting and consulting firm that has been assisting us in the process of documenting key policies and internal control procedures for significant accounting areas and we have put emphasis on implementing additional procedures to identify and properly account for complex routine and non-routine recurring transactions.

We have only begun to address our previously identified material weaknesses. The actions and measures noted above are not expected to be sufficient to completely remediate these material weaknesses. We expect that more work will need to be done in order to completely remediate our previously identified material weaknesses. We may also identify more material weaknesses in our first Section 404 assessment of the effectiveness of our internal controls over financial reporting as of February 2, 2013 as more fully described below.

Notwithstanding the existence of the material weakness described above, we haves concluded that the interim consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods and dates presented.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 27, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all control issues and instances of fraud. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Furthermore, while an informal evaluation was performed, the Company has not completed the formal evaluation of its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. The Company’s first Section 404 assessment of the effectiveness of its internal control over financial reporting is intended to be prepared in connection with the Company’s Annual Report on Form 10-K for the fiscal year ending February 2, 2013.

Part II OTHER INFORMATION

ITEM I. — LEGAL PROCEEDINGS

Two putative class action lawsuits, brought on behalf of current and former employees, are pending against the Company. One of these lawsuits was brought in 2010 and one was brought in 2011. These lawsuits allege the Company failed to comply with various California labor laws, including misclassification of non-exempt employees as exempt employees, failure to pay regular, overtime, and final wages, failure to provide meal and/or rest breaks, and failure to provide accurate wage statements. After engaging in settlement negotiations, the Company reached settlement of these two lawsuits, one in October 2012 on a California statewide basis and one in November 2012 with the individual plaintiff on a non-class basis. The settlements are currently being memorialized and will then be presented to the respective courts for approval. The settlements do not include any admission of wrongdoing by the Company. There is no assurance that the terms of the settlements negotiated between the respective parties will be memorialized into definitive settlement agreements, or that the courts will approve of the settlement terms agreed to among the respective parties. However, the Company has established an accrual based on the expected amount the Company will pay under the settlements.

The Company is a defendant in various other legal proceedings arising in the ordinary course of business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 1A. — RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. We include the following risk factors in addition to the risk factors previously provided:

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies makes our Class A Common Stock or Preferred Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and, for so long as we remain an “emerging growth company,” we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years following the completion of our initial offering of common stock to the public, although we would cease to be an “emerging growth company” if, before the end of that five-year period, we have more than $1.0 billion in annual revenue in any fiscal year, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of any fiscal year, or we issue more than $1.0 billion of non-convertible debt over a three-year period. We cannot assess if investors find our Class A Common Stock or Preferred Stock less attractive for so long as we choose to rely on these exemptions. If some investors find our Class A Common Stock or Preferred Stock less attractive as a result of our choice to reduce disclosure, there may be a less active trading market for the stock and our trading price may be more volatile.

We will need to obtain an additional waiver and/or amendment of our term loan by February 2, 2013 or otherwise raise capital to repay our term loan debt, and if an additional waiver and/or amendment or refinancing is not obtained, we expect that we will be in violation of our leverage ratio covenant in our term loan facility, which would result in a default thereunder, and could lead to an acceleration of our obligations under this facility and other indebtedness which would have a material adverse impact on our business.

As a result of our operating performance in the third quarter of fiscal 2012, we would not have satisfied the leverage ratio covenant under our financing arrangements were we not able to obtain a waiver from our term loan lenders (see Notes 2 and 7 to our consolidated financial statements and “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We expect that we will not be in compliance with our leverage ratio covenant as of the next measurement date, which is February 2, 2013, in part due to the decline in our operating results during fiscal 2012, coupled with continued economic weakness in the markets in which we operate. Non-compliance with the leverage ratio covenant as of the next measurement date would cause a default under the financing arrangements if we are unable to otherwise restructure or repay the term loan by that time or otherwise obtain a waiver from the term loan debt holders. A default could result in our lenders under the Senior Secured Term Loan declaring the outstanding indebtedness ($127.7 million as of October 27, 2012) to be due and payable, in acceleration of the current maturity dates of December 21, 2013 ($55.2 million) and December 21, 2015 ($72.5 million). As a result of the cross-default provisions in our debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in our Senior Secured Credit Facility. A default could result in our lenders under the Senior Secured Credit Facility declaring the outstanding indebtedness ($46.0 million as of October 27, 2012) to be due and payable. As a result, the amounts owing under the Senior Secured Term Loan and Senior Secured Credit Facility are presented as Current Liabilities in the consolidated balance sheet as of October 27, 2012. While we are currently in discussions to refinance our term loan by means of issuing debt and/or equity and may also request the current term loan holders to refinance or modify the terms of our term loan debt, we cannot assure you that we will be able to accomplish any necessary financing on terms that are acceptable, if at all, or obtain any required amendments or waivers from our lenders. Moreover, even if we raise additional equity or debt financing or obtain further amendments and/or waivers to our term loan, such actions may result in more restrictive terms, higher capital costs or lower levels of liquidity, and there are no assurances that we will have sufficient liquidity to fund any ongoing debt service obligations, working capital investments and capital expenditures. Our inability to obtain any required amendments or waivers, to generate sufficient cash flows to satisfy such obligations, or to refinance our obligations on commercially reasonable terms, would adversely affect our results of operations, financial condition and cash flows, and our ability to operate our business, which could prevent us from continuing our ongoing operations.

These interim consolidated financial statements have been prepared assuming our existing cash and cash equivalents, cash flows provided by operating activities and the continued availability of funds under our financing arrangements will provide the needed liquidity for us to continue as a going concern. The uncertainties surrounding our ability to replace or modify the Senior Secured Term Loan with our lenders, and the consequences of our inability to amend the Senior Secured Term Loan or obtain an additional waiver of the anticipated leverage covenant violation raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are discussed above. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The terms of any additional debt or equity funding that we require may not be favorable to us or our stockholders and may result in significant dilution to our stockholders.

Our restructuring efforts to increase our liquidity and decrease our leverage may involve public or private equity offerings and/or debt financings, which may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our equity securities and our stockholders may experience significant dilution. Any debt financing will likely involve agreements that include representations, warranties, fees, affirmative and negative covenants, and default provisions significantly limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may also require us to issue equity to the lenders in the form of warrants or other convertible securities, which may result in significant dilution to our stockholders.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — MINE SAFETY DISCLOSURES

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 11th day of December 2012.

ORCHARD SUPPLY HARDWARE STORES CORPORATION

By:	/S/ MARK R. BAKER
Mark R. Baker
President and Chief Executive Officer (Duly Authorized and Principal Executive Officer)

ORCHARD SUPPLY HARDWARE STORES CORPORATION

By:	/s/ Chris D. Newman
Chris D. Newman
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Third Amended and Restated Senior Secured Credit Agreement, dated as of October 17, 2012.	8-K	001-11679	10.1	October 23, 2012

10.2	Waiver and Amendment No. 1, effective October 26, 2012, to the Amended and Restated Senior Secured Term Loan Agreement.	8-K	001-11679	10.1	October 31, 2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.