Form 10-K
period 2013-02-02
ORCHARD SUPPLY HARDWARE STORES CORP
filed 2013-05-03
CIK 896842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The holders of Class A Common Stock are entitled to voting rights. The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the Company’s Class A Common Stock as quoted on the NASDAQ Capital Market on July 27, 2012, the last business day of the registrant’s second fiscal quarter ended July 28, 2012, was $22,200,000. The holders of the Class B Common Stock are entitled to one-tenth of a vote for each share of Class B Common Stock held. No shares of the registrant’s Class C Common Stock, which are entitled to voting rights, are held by non-affiliates. (For purposes of this calculation, all of the registrant’s executive officers, directors and 10% owners known to the registrant may be deemed affiliates of the registrant and the aggregate value does not include the value of the Class B Common Stock, which is not publicly traded.)

As of April 18, 2013, the registrant had 4,830,147 shares of Class A Common Stock, par value $0.01 per share, 8,644.06788 shares of Class B Common Stock, par value $0.01 per share, and 1,194,000 shares of Class C Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G to Form 10-K, information required by Part III of this Form 10-K, either is incorporated herein by reference to a definitive proxy statement filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K or will be included in an amendment to this Form 10-K filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

•

our exploration of all financial and strategic alternatives to maintain our business as a going concern, including, but not limited to, one or more transactions that may include a comprehensive financial reorganization of our company or a transaction such as a sale or merger of the Company;

•	refinancing or modifications to our capital structure;

•	our restructuring reforms;

•	our revenue and customer volatility based upon weather and general economic conditions;

•	fluctuations in various product costs; and

•	competition and other risks related to the retail home improvement business.

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

You should be aware that the occurrence of the events described in the “Risk Factors” portion of this Annual Report on Form 10-K, the documents incorporated herein and our other Securities and Exchange Commission (the “SEC”) filings could have a material adverse effect on our business, prospects, financial condition or operating results.

Part I

Item 1.—Business

Company Background

Orchard Supply Hardware Stores Corporation operates neighborhood hardware and garden stores focused on paint, repair and the backyard. The Company is a Delaware corporation incorporated on March 31, 1989 and was originally founded as a purchasing cooperative in San Jose, California in 1931. The Company’s stores average approximately 36,000 square feet of interior selling space and 8,000 square feet of exterior nursery and garden space. As of February 2, 2013, the Company operated 89 stores in California and had entered into leases to open four new stores in fiscal 2013, two in Oregon and two in California.

Unless the context otherwise requires, Orchard Supply Hardware Stores Corporation, the registrant, together with Orchard Supply Hardware LLC, its wholly-owned operating company subsidiary, and its other indirectly owned subsidiary, are collectively referred to in this Annual Report on Form 10-K (“Form 10-K”) as the “Company”, “Orchard”, “we”, “us” and “our.” Information regarding the Company’s fiscal periods is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In 1996, the Company was purchased by Sears, Roebuck and Co., (“Sears, Roebuck”), a subsidiary of Sears Holding Corporation (“Sears Holdings”). In 2005, Ares Corporate Opportunities Fund (“ACOF”) purchased approximately a 20% ownership interest in Orchard, leaving Sears, Roebuck owning approximately an 80% ownership interest.

On December 30, 2011, Orchard became an independent, publicly traded company as a result of Sears Holdings distribution of its shares of Orchard to Sears Holdings’ stockholders (the “Spin-Off” or “Distribution”). Upon the Spin-Off, Sears Holdings’ stockholders of record as of the close of business on December 16, 2011 (the “Record Date”) received one share of Orchard’s Class A Common Stock and one share of Orchard’s Series A Preferred Stock for every 22.141777 shares of Sears Holdings’ common stock held as of the Record Date. Following the Spin-Off, since January 3, 2012, our Class A Common Stock has been listed and traded on NASDAQ under the symbol “OSH” and our Series A Preferred Stock (our “Preferred Stock”) has been quoted on the OTCQB under the symbol “OSHSP.”

At the time of the Spin-Off, Class A Common Stock owned by ACOF immediately prior to the Spin-Off was exchanged for Orchard’s Class C Common Stock. Orchard also has issued Class B Common Stock held by certain former employees of Orchard who acquired such shares of Class B Common Stock in connection with past equity compensation programs of Orchard.

Liquidity and Capital Restructuring

As of February 2, 2013, the Company had cash and cash equivalents of $6.5 million and total debt and capital lease obligations of $261.4 million. As of April 22, 2013, the Company had $17.4 million available to borrow on its credit facility. The Company’s liquidity is dependent upon its cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under its financing arrangements. The financing arrangements require the Company to maintain compliance with certain financial covenants including a leverage ratio covenant in its senior secured term loan agreement (“Senior Secured Term Loan”).

In fiscal 2012, the Company’s ability to comply with the leverage ratio covenant under its financial arrangements has been adversely impacted by, among other things:

•	a decline in operating results during fiscal 2012;

•	increased costs associated with being a public company independent from Sears Holdings;

•	the impact of paying rent on properties previously owned, but sold pursuant to multiple sale leaseback transactions; and

•	continued economic weakness in the markets in which we operate.

At the end of the second fiscal quarter on July 28, 2012, we would not have been in compliance with the leverage ratio covenant under our Senior Secured Term Loan had we not completed a six-store sale leaseback transaction.

At the end of the third fiscal quarter on October 27, 2012, we were not in compliance with the leverage ratio covenant under our Senior Secured Term Loan, but received a waiver of this covenant for that measurement date.

At the end of the fiscal year on February 2, 2013, we were not in compliance with the leverage ratio covenant under our Senior Secured Term Loan. On February 14, 2013, we received a waiver from the lenders under the Senior Secured Term Loan for the leverage ratio covenant with respect to our quarter ended February 2, 2013, as well as for the first fiscal quarter of 2013 ending May 4, 2013. Under the provisions of the waiver, and subject to our continued compliance with the terms and conditions of the waiver, our next applicable measurement date for the leverage ratio covenant compliance is August 3, 2013.

In connection with this waiver, the Senior Secured Term Loan lenders imposed several requirements upon us, including achieving a mutually acceptable agreement with them by May 1, 2013 with regard to refinancing or modifications to our capital structure. On April 26, 2013, the lenders extended such date to June 30, 2013. We continue to explore all financial and strategic alternatives including, but not limited to, one or more transactions that may include a comprehensive financial reorganization of our company or a transaction such as a sale or merger of the Company. We may also acquire funding through the issuance of debt, preferred stock, equity, additional real estate sale or sale leaseback transactions, or a combination of these items. Implementation of any of these strategies is likely to result in very significant dilution to our stockholders or a complete loss of their investment.

Failure to comply with the terms and conditions of the waiver would cause a default and, as a result, the lenders under our Senior Secured Term Loan could declare the outstanding indebtedness to be due and payable, in acceleration of the current maturity dates of December 21, 2013 and December 21, 2015. As a result of the cross-default provisions in our debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in our senior secured revolving credit facility (“Senior Secured Credit Facility”). In addition, our lenders would be entitled to proceed against the collateral securing the indebtedness. If any of our indebtedness were to be accelerated, it would adversely affect our ability to operate our business, which could prevent us from continuing our ongoing operations.

Going Concern Uncertainty

The fiscal 2012 consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern. The uncertainties surrounding (i) our inability to maintain compliance with the leverage ratio covenant under the Senior Secured Term Loan, (ii) our ability to comply with the terms and conditions of the waiver described above, noncompliance with which would cause a default and, as a result, the lenders under the Senior Secured Term Loan and the Senior Secured Credit Facility could declare the aggregate outstanding indebtedness of $208.2 million as of February 2, 2013 to be due and payable, and (iii) the requirement to agree upon a mutually acceptable refinancing or modifications to our capital structure with the Senior Secured Term Loan lenders, raises substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

The Company’s plans concerning these matters are discussed above in “Liquidity and Capital Restructuring.” For more information regarding our financial condition, liquidity and risks and uncertainties regarding our future liquidity, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

The report of our independent registered public accounting firm includes an explanatory paragraph which states there is substantial doubt about the Company’s ability to continue as a going concern.

Narrative Description of Our Business

We operate neighborhood hardware and garden stores focused on paint, repair, and the backyard. Our stores are designed to appeal to convenience-oriented customers, whose purchase occasions are largely driven by their home repair, maintenance and improvement needs throughout the home, garden and outdoor living areas. We also serve the small professional customer whose purchases are largely motivated by a need for incremental supplies and tools to complete construction projects.

The Company operates in a single reportable segment. We provide a merchandise mix which consists of various product categories, including repair and maintenance, backyard, and paint and home products. Our repair and maintenance category consists of plumbing, electrical, tools, hardware, and industrial products. Our backyard category consists of nursery, garden, outdoor power and seasonal products. Our paint and home category consists mainly of our paint, housewares and appliances products.

Reporting Status

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, and also an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies or emerging growth companies. These include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and the requirement to obtain stockholder approval of any golden parachute payments not previously approved.

Industry

The U.S. home improvement industry is an estimated $277 billion market consisting of the consumer and professional segments. We compete primarily in the $203 billion consumer segment where, according to the Home Improvement Research Institute, sales during 2012 grew at an estimated 3.8% average growth rate. The consumer segment of the U.S. home improvement industry is also expected to grow at a 5.0%, five-year average growth rate from 2012 through 2016.

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

We offer our customers a broad selection of national brand products from well-known manufacturers such as 3M, American Standard, Benjamin Moore, Black and Decker, Bosch, Corona, Craftsman, Delta, DeWalt, Duracell, General Electric, Kohler, Leviton, Moen, Quikrete, RainBird, Rubbermaid, Rustoleum, Scotts, Stanley, Toro and Weber. Our private label brands typically generate higher gross profit margins than third-party brands and include Aqua Vista, Orchard, Pacific Bay and Western Hawk; these private label brands also add to the distinctive nature of our product selection. For fiscal 2012, private label sales accounted for approximately 11.3% of our total net sales.

We believe that we have a good working relationship with over 800 merchandising suppliers. In fiscal 2012, our largest supplier accounted for 4.1% of our merchandise and our top ten suppliers accounted for approximately 22.9% of our total purchases. We believe that alternative and competitive suppliers are available for most of our products.

To complement and improve our product assortment, we continue to conduct product line reviews and form strategic alliances with selected suppliers. Examples of these activities include our distribution agreement for paint with Benjamin Moore & Co. and our license agreement with Sunset Publishing for outdoor furniture.

In 2012, we introduced Club Orchard, our customer loyalty and e-mail program in order to create and encourage repeat visits from our customers. We currently have over one million Club Orchard members.

Store Design

Our new-store format is bright, easy to navigate and features a unique navigational sign program which helps customers find items quickly. Related departments are generally located adjacent to each other and most merchandise is displayed according to centrally developed floor plans that are designed to optimize space utilization. In addition, we strive to select store sites that are easily accessible, conveniently located and have ample parking capacity. These features are intended to provide customers with a comfortable and convenient shopping experience. The new store format features the updated Orchard logo and branding elements, enhanced curb appeal, a prominent and conveniently located nursery and garden center, and a new “Workbench” area.

A key component of our growth strategy is to implement this new store format, or aspects of it, throughout our existing stores. By fiscal year end 2013, we expect to have transitioned nearly 20% of our stores into this new-store format.

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

Our stores are generally open seven days per week. Our stores are operated by store managers, who report to one of two regional teams each lead by a regional vice president. Our store managers are responsible for day-to-day store operations and subject to operating procedures established at our store support center. We believe our store-level management is one of the more stable and experienced groups in the industry with the average tenure of an Orchard store manager being approximately 13 years. We believe that our employees are the key to our success and support the development of a culture that fosters personal interaction, mutual respect, empowerment, enthusiasm, and commitment.

We have increasingly focused on recruiting, training, motivating, and retaining employees and we believe the quality, performance, and morale of our employees have increased as a result.

Competition

The home improvement industry is highly competitive. We are positioned between larger warehouse home center competitors and smaller independent hardware stores and consider The Home Depot, Lowe’s, Ace Hardware and True Value as our primary competitors. Based on publically-available information, we believe that in California each of The Home Depot, Lowe’s, Ace Hardware, and True Value currently have significantly more stores than we do. Discount retailers such as Walmart, Costco, Target and Kmart, and multi-line retailers such as Sears, Roebuck also compete with us in certain product areas. In addition, our garden centers compete against smaller local nurseries and Armstrong Garden Centers in Southern California. Online and catalog businesses, which handle similar lines of merchandise, also compete with us.

Seasonality

Our business is seasonal. Our highest sales volume typically occurs in our second fiscal quarter, and the lowest volume typically occurs during our fourth fiscal quarter.

Distribution and Systems Infrastructure

Our leased distribution center in Tracy, California, stocks the majority of products that are offered in our stores and cross-docks additional products to provide our stores with approximately 68% of our merchandise needs. The remainder of our merchandise, including all of our live goods, goes directly from our vendors or distributors to our stores. We operate a private fleet of leased trucks and owned and leased trailers to deliver merchandise to most of our Northern California stores. We contract with a third party common carrier to deliver our merchandise to selected coastal and more distant Northern California, Southern California and Oregon stores.

Compliance with Environmental Laws

The Company’s compliance with the federal, state and local laws and regulations which have been enacted or adopted and which regulate the discharge of materials into the environment or otherwise related to the protection of the environment is not expected to have a material adverse effect upon the Company’s financial position or results of operations.

Service Marks and Trademarks

We have registered several service marks and trademarks with the United States Patent and Trademark Office, including our service marks “Orchard”, “Orchard Supply Hardware” and “Orchard Supply Hardware Est.1931” and trademarks “Aqua Vista,” “Seasons Tradition”, “OSH”, and “Western Hawk”. We believe that these service marks and trademarks are important components of our marketing and merchandising strategies.

Employees

As of February 2, 2013, we employed 5,360 persons, approximately 533 of whom were at our corporate offices, our distribution center, or part of our field operations. The remaining employees were store management and hourly store personnel, of which approximately 30.4% were full-time. Our employees are not covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers

We have recruited an experienced executive management team with the objective of increasing our profitability and stimulating our growth. Our executive management team has an average of over 20 years of retail-related experience and an average of 8 years in the home improvement industry. The names of our executive officers, their respective ages and positions as of April 22, 2013 and descriptions of their business experience are set forth below. There are no family relationships among any of the executive officers named below.

Mark R. Baker, President and Chief Executive Officer, age 55

Mr. Baker has been President and Chief Executive Officer and a member of our Board since March 2011. From September 2008 to September 2010, Mr. Baker served as President and Chief Operating Officer of The Scotts Miracle-Gro Co., a leading manufacturer and marketer of branded consumer lawn and garden products. From September 2002 to September 2008, Mr. Baker served as Chief Executive Officer and President of Gander Mountain Company, an outdoor retailer specializing in hunting, fishing and camping gear. From May 1996 to August 2001, Mr. Baker held various positions with The Home Depot, lastly serving as Chief Merchandising Officer and Executive Vice President of Merchandising.

Chris D. Newman, Executive Vice President, Chief Financial Officer and Treasurer, age 47

Mr. Newman has been Executive Vice President, Chief Financial Officer and Treasurer since November 2011. From March 2006 to July 2011, Mr. Newman was Chief Financial Officer, Senior Vice President and Secretary of Restoration Hardware, Inc., a chain of home furnishings, functional and decorative hardware, and related merchandise.

Steven L. Mahurin, Executive Vice President, Merchandising, age 53

Mr. Mahurin has been Executive Vice President, Merchandising since May 2011 and a member of our Board since December 2011. From March 2008 to April 2011, Mr. Mahurin was Executive Vice President of Merchandising for Office Depot. From March 2004 to March 2008, Mr. Mahurin was Senior Vice President, Chief Merchandising Officer for True Value Company, a $2 billion hardware cooperative.

David I. Bogage, Senior Vice President, Human Resources, age 59

Mr. Bogage has been Senior Vice President of Human Resources since April 2011. From February 2009 to January 2011, Mr. Bogage was Senior Vice President, Talent and Organizational Development of The Scotts Miracle-Gro Co., a leading manufacturer and marketer of branded consumer lawn and garden products. From August 2003 to March 2008, he was Senior Vice President, Human Resources and Organizational Development for The Haskell Company.

Michael W. Fox, Senior Vice President, General Counsel and Secretary, age 54

Mr. Fox has been Senior Vice President, General Counsel and Secretary since October 2011. From 2005 to 2011, Mr. Fox held various positions with Jamba, Inc., a leading restaurant retailer of smoothies and other beverage and food offerings, lastly serving as Senior Vice President, General Counsel and Secretary.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.osh.com, after we electronically file such reports with the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information that we file electronically with the SEC at http://www.sec.gov. Information on our website is not incorporated into this Annual Report on Form 10-K. Stockholders may request free copies of these documents from:

Corporate Secretary

Orchard Supply Hardware Stores Corporation

6450 Via Del Oro

San Jose, California 95119

(408) 281-3500

We included the certifications of the Chief Executive Officer and the Chief Financial Officer of Orchard relating to the quality of our public disclosure, as required by Section 302 of Sarbanes-Oxley and related rules, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2 hereto.

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

Risks Relating to Our Financing

We will need to refinance or modify our capital structure or obtain an additional waiver and/or amendment of our term loan by June 30, 2013 or otherwise raise capital to repay our term loan debt, and if an additional waiver and/or amendment or refinancing is not obtained, we expect that we will be in violation of our leverage ratio covenant in our term loan facility, which would result in a default thereunder, and could lead to an acceleration of our obligations under this facility and other indebtedness which would have a material adverse impact on our business, including preventing us from continuing our operations.

The decline in our operating results during fiscal 2012, increased costs associated with being a public company independent from Sears Holdings, the impact of paying rent on properties previously owned but sold pursuant to multiple sale leaseback transactions, together with continued economic weakness in the markets in which we operate, have adversely impacted our ability to comply with the financial covenants under our financial arrangements, including our leverage ratio covenant in the Senior Secured Term Loan. We would not have satisfied the leverage ratio covenant under the Senior Secured Term Loan were we not able to obtain a waiver from our term loan lenders for the periods ended October 27, 2012 and February 2, 2013 (see Notes 2 and 6 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). In addition to waiving compliance with the leverage ratio covenant with respect to our quarter ended February 2, 2013, the latest waiver entered into on February 14, 2013 also waived compliance for the first fiscal quarter of 2013, ending May 4, 2013, resulting in the next applicable measurement date for the leverage ratio covenant compliance being August 3, 2013, subject to our continued compliance with the terms and conditions of the waiver.

In connection with the February 14, 2013 waiver, the Senior Secured Term Loan lenders imposed several requirements upon us, including achieving a mutually acceptable agreement with the lenders by May 1, 2013 with regard to refinancing or modifying our capital structure. On April 26, 2013, the lenders extended such date to June 30, 2013. Failure to comply with the terms and conditions of the waiver would cause a default and, as a result, the lenders under our Senior Secured Term Loan could declare the outstanding indebtedness to be due and payable, in acceleration of the current maturity dates of December 21, 2013 and December 21, 2015. As a result of the cross-default provisions in our debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in the Senior Secured Credit Facility. In addition, our lenders would be entitled to proceed against the collateral securing the indebtedness.

We continue to explore all financial and strategic alternatives to maintain our business as a going concern including, but not limited to, one or more transactions that may include a comprehensive financial reorganization of our company or a transaction such as a sale or merger. We may also acquire funding through the issuance of additional debt, equity or a combination of these instruments. While we are currently in discussions to refinance our term loan, we cannot assure you that we will be able to accomplish any necessary financing on terms that are acceptable, if at all, or obtain any required amendments or waivers from our lenders. Moreover, even if we raise additional equity or debt financing or obtain further amendments and/or waivers to our term loan, such actions may result in more restrictive terms, higher capital costs or lower levels of liquidity, and there are no assurances that we will have sufficient liquidity to fund any ongoing debt service obligations, working capital investments and capital expenditures. Our inability to restructure or modify our debt and capital structure, obtain any required amendments or waivers, to generate sufficient cash flows to satisfy such obligations, or to refinance our obligations on commercially reasonable terms, would adversely affect our results of operations, financial condition and cash flows, and our ability to operate our business, which could prevent us from continuing our ongoing operations.

The report of our independent registered public accounting firm includes an explanatory paragraph which states there is substantial doubt about the Company’s ability to continue as a going concern.

The terms of any additional debt or equity funding that we require may not be favorable to us or our stockholders and may result in significant dilution to our stockholders.

Our restructuring efforts to increase our liquidity and decrease our leverage may involve public or private equity offerings and/or debt financings, which may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, the new equity securities may have rights, preferences or privileges senior to those of existing holders of our equity securities and our stockholders may experience significant dilution or even a complete loss of their investment. Any debt financing will likely involve agreements that include representations, warranties, fees, affirmative and negative covenants, and default provisions significantly limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may also require us to issue equity to the lenders in the form of warrants or other convertible securities, which may result in significant dilution to our stockholders or even a complete loss of their investment.

We have substantial debt. Any failure to obtain suitable replacement financing upon the maturing of our existing financing arrangements would adversely affect our business and results of operations.

Our business and results of operations depend substantially on our ability to obtain financing for our operations. We currently have the following secured financing arrangements, the outstanding total debt of which is classified as a current liability as of February 2, 2013:

•

a Senior Secured Credit Facility with a revolving availability up to $145 million, subject to a borrowing base, of which $78.8 million is outstanding as of February 2, 2013, expires on the earlier to occur of (i) 90 days prior to the maturity of Senior Secured Term Loan and (ii) October 17, 2017;

•

a $200 million Senior Secured Term Loan, of which $129.4 million is outstanding as of February 2, 2013, of which $54.8 million matures on December 21, 2013 and $74.6 million matures on December 21, 2015; and

•	such total debt of $208.2 million is classified as a current liability as of February 2, 2013.

Current economic conditions have generally adversely impacted the availability, cost and terms of debt financing. There can be no assurance that we will be able to replace our existing financing upon the maturity of our Senior Secured Credit Facility and Senior Secured Term Loan on commercially acceptable terms, or at all. If we are not able to renew or replace our existing financial arrangements when they become due, our costs for borrowings will likely increase and our revenues may decrease, or we could be precluded from continuing our operations at current levels. If we are unable to refinance our Senior Secured Credit Facility and Senior Secured Term Loan prior to their respective maturity dates, we cannot guarantee that we will generate enough cash flow from operations or be able to obtain enough capital to repay our outstanding indebtedness on such dates. In such event, we may need to close or sell stores, sell assets, reduce the number and/or frequency of store openings and improvements, issue capital stock or securities convertible into capital stock or issue debt securities to repay our indebtedness. If implemented, these actions could negatively impact our business, operating results or dilute our capital stock.

We may not have sufficient cash to repay our debt obligations on the occurrence of an event of default resulting from a change in control trigger.

Our Senior Secured Credit Facility and Senior Secured Term Loan contain an event of default resulting from a change of control default, which includes the following: (i) certain mergers, consolidations, sales or transfers of all or substantially all of the assets of the Company to persons other than ACOF, ESL and Sears Holdings; (ii) adoption of a plan of liquidation of the Company; (iii) a person or group, other than Sears Holdings, ESL and ACOF, collectively holding directly or indirectly at least 40% of the total voting power of all shares of our voting capital stock and Sears Holdings, ESL and ACOF collectively holding less than such person or group; and (iv) our Board of Directors not consisting of continuing Directors (“Change in Control”). Neither ESL nor ACOF has agreed to maintain their shareholdings in the Company. If one or both of ESL and ACOF dispose of all or part of their shareholdings in the Company such that a single person or group holds directly or indirectly at least 40% of the total voting power of all shares of our voting capital stock and Sears Holdings, ESL and ACOF collectively hold less than such person or group, this may trigger a Change in Control event of default under the Senior Secured Credit Facility and Senior Secured Term Loan. An event of default could trigger certain acceleration clauses and cause those and our other obligations to become immediately due and payable and we may not have sufficient cash funds available to repay our debt obligations upon such a Change in Control.

Unexpected costs or delays in the construction of tenant improvements in certain of our sale leaseback stores could cause us to repurchase the property and affect our cash flows.

Under the master lease agreements covering properties subject to sale leaseback transactions that occurred during fiscal 2012, we rely upon tenant improvement allowances for hiring contractors and performing work to refurbish or renovate certain of the stores subject to such leases. Any delays or cost overruns which prevent us from completing the refurbishment or renovations within the anticipated budget and timeline could have an adverse effect upon our business. In particular, failure to complete the agreed upon tenant improvements under any one of the applicable leases within contractual time limits could allow the landlord under the lease to require us to purchase the properties and improvements subject to the lease from the landlord in accordance with the repurchase terms specified in the subject lease. Under such circumstances, we may not have sufficient available funds to purchase such property and improvements.

Increases in interest rates could adversely affect our operating results.

An increase in prevailing interest rates could adversely affect our operating results. At February 2, 2013, we had approximately $208.2 million aggregate principal amount of variable interest rate indebtedness under our Senior Secured Credit Facility and Senior Secured Term Loan. The variable interest rates applicable to this indebtedness are based on several interest rate indexes that fluctuate on a regular basis, including the London Interbank Offered Rate (“LIBOR”) and the prime rate as publicly announced by certain of our lenders and the U.S. federal funds rate. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. In the future, we may enter into interest rate swaps or cap contracts to reduce interest rate volatility. Such additional agreements as we may enter into to reduce interest rate volatility may be unfavorable to us depending on rate movements and may not completely protect us from increased interest expense in particular situations.

Our substantial leverage may place us at a competitive disadvantage in our industry.

We are substantially leveraged and have significant debt service obligations. At February 2, 2013, our outstanding debt (excluding capital leases) was approximately $208.2 million. Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. For example, our high level of debt presents the following risks:

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

•	a covenant in the Senior Secured Term Loan limits the amount of capital expenditures we can make; and

•	covenants in our debt instruments limit our ability to pay dividends or make other restricted payments and investments.

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

Our credit ratings may affect our cost of financing and our ability to access financing sources. In October 2012, Moody’s Investors Service downgraded the Company’s senior secured term loan to Caa1 from B3. In March 2013, Moody’s Investors Service downgraded the Company’s corporate family rating to Caa2 from Caa1. In April 2013, Standard and Poor’s Ratings Services downgraded the Company’s corporate credit rating to CCC- from CCC. Rating agencies revise their ratings for the companies that they follow from time to time and our ratings may be revised or withdrawn in their entirety at any time. Any further credit rating downgrade would increase our financing costs under a portion of our Senior Secured Term Loan and could limit our access to financing sources.

Restructuring Risks

We may not be successful in restructuring our term loan debt

In connection with our inability to maintain our leverage covenants under our Senior Secured Term Loan for our fiscal quarters ended October 27, 2012 and February 2, 2013, we obtained waivers from our Senior Secured Term Loan lenders, whereby the Senior Secured Term Loan lenders waived, among other things, any and all defaults or events of default which would otherwise occur under the Senior Secured Term Loan as a result of any failure by us to comply with the maximum adjusted leverage ratio covenant contained in the Senior Secured Term Loan for the respective fiscal quarters. The waiver provided for the fiscal quarter ended February 2, 2013, also provided for a waiver for our fiscal quarter ending May 4, 2013, and conditioned the waiver in its entirety on our continued compliance with certain terms and conditions, including achievement of a mutually acceptable agreement with the term loan lenders by May 1, 2013 relating to refinancing or modifications to our capital structure in a way that serves the best interests of all of our stakeholders. On April 26, 2013, such date was extended to June 30, 2013. Total long-term debt of $208.2 million has been classified as current liabilities as of February 2, 2013.

While we are addressing the terms of our restructuring with our Senior Secured Term Loan lenders, we cannot provide you with any assurances that we will reach agreement on the definitive terms of any restructuring. In addition, the completion of any out-of-court restructuring may require an amendment to our certificate of incorporation that would need to be approved by our stockholders. We cannot provide you with any assurances that any restructuring can be completed out-of-court or whether we will be required to implement a restructuring under the supervision of a bankruptcy court.

In addition, while we anticipate continued compliance with the terms and conditions of the waiver while we address the terms of our restructuring, failure to comply with the terms and conditions of the waiver could cause the effectiveness of the waiver to terminate. In the event the waiver terminates, there would be a default under the Senior Secured Term Loan and, as a result, the lenders under the Senior Secured Term Loan could declare the outstanding indebtedness to be due and payable, in acceleration of the current maturity dates of December 21, 2013 and December 21, 2015. As a result of the cross-default provisions in our debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in the Senior Secured Credit Facility. If payments under our credit facilities were to be accelerated, we anticipate that we would seek protection under the Bankruptcy Code.

Our business and operations are subject to certain risks relating to the restructuring of our term loan debt.

Our business and operations are subject to various risks relating to the restructuring of our term loan debt, some of which may be the result of our suppliers, employees or others being concerned about the Company’s ability to continue as a going concern, and others which would result if we were to curtail our operations in whole or in part. These risks include, but not limited to, the following:

•	our suppliers may attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from providing goods or services to us;

•	our employees may become distracted from performance of their duties;

•	our customers could reduce the amount of shopping they do in our stores in the event our customary operations were to be curtailed in whole or in part;

•	we may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;

•	we may have difficulty maintaining existing and building new relationships;

•	we may not be able to obtain court approval or such approval may be delayed with respect to motions made in the bankruptcy proceedings;

•	we may be unable to retain and motivate key executives and employees through a restructuring process, and we may have difficulty attracting new employees;

•	there can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations; and

•	our holders of Class A Common Stock and Preferred Stock could experience substantial dilution or even a complete loss of their investment.

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

The home improvement retail industry is highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including warehouse home centers and local hardware stores. We consider The Home Depot, Lowe’s, Ace Hardware and True Value as our primary competitors. Discount retailers such as Wal-Mart, Target and Kmart, and multi-line retailers such as Sears, Roebuck, also compete with us in certain product areas. In addition, our garden centers compete against smaller local nurseries. Online and catalog businesses, which handle similar lines of merchandise, also compete with us. Many of our competitors have a larger number of stores, more products available online, substantially greater financial, distribution and marketing resources, larger market shares and a more widespread, national presence. Such factors may provide our competitors with greater financial resources to expand, grow and allow for stronger relationships and aggressive pricing with vendors and third-party suppliers. Furthermore, some of our competitors have been aggressively building new stores in locations with high concentrations of our stores and in locations we have targeted for expansion. We expect that as the home improvement retail industry market grows, new competitors will enter the market and competition from established companies will increase.

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

The sale of a substantial portion of our merchandise depends upon our customers undertaking repair, maintenance and improvement projects in their home and garden. We believe that our customers are more likely to begin such projects during periods of warm and dry weather. Accordingly, we have historically realized a significant portion of our revenues and earnings for the year in the spring selling season, which includes March, April, May and June. In fiscal 2012 and 2011, we generated 30% of our revenues in the second fiscal quarter. Wet, windy and/or cold weather conditions can reduce foot traffic in our stores. Extended cold or wet weather conditions in California, particularly during the spring months, can significantly reduce our revenues and have a material adverse effect on our results of operations and our liquidity. Furthermore, lower than anticipated revenues during the spring selling season may cause us to increase inventory markdowns and promotion expenses, thereby reducing our gross margins and operating results.

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

A failure or breach of our security systems or infrastructure as a result of cyber-attacks could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. These threats may derive from fraud or malice on the part of our employees or third parties, or may result from human error or accidental technological failure. These threats include cyber-attacks such as computer viruses, malicious code, phishing attacks or information security breaches.

To date, we have not experienced any material impact relating to cyber-attacks or other information security breaches. Any actual attacks could lead to damage to our reputation, additional costs (such as repairing systems and investigation or compliance costs), penalties, financial losses to both us and our customers and partners and the loss of customers and business opportunities. If such attacks are not detected immediately, their effect could be compounded. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any of the risks described above could materially adversely affect our overall business and results of operations.

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

We have incurred and may continue to incur charges due to impairment of intangible and long-lived assets.

As of February 2, 2013 we had intangible asset balances of $29.7 million, which are subject to testing for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Our intangible assets consist of $11.5 million of our trade names and $18.2 million of favorable leasehold rights. During fiscal 2012, we recognized total non-cash trade name impairment charges of $96.1 million due to the decline in our market cap, lower forecasted future revenues, difficulties in meeting our loan agreement covenant, recurring losses from operations, our negative working capital position and the substantial doubt about our ability to continue as a going concern. Failure to achieve sufficient levels of future cash flows could result in further impairment charges for our trade names. If the decline in our revenues continues, this could have a material effect on our trade name valuation and could result in additional impairment charges. Our long-lived assets, primarily property and equipment at our stores and favorable leasehold rights, are also subject to testing for impairment. A significant amount of judgment is involved in our impairment assessment. Failure to achieve sufficient levels of cash flow could result in impairment charges for intangible assets or property and equipment, which could have a material adverse effect on our results of operations.

Our failure to retain our senior management team and to continue to attract qualified new personnel could adversely affect our results of operations.

We depend on the talents and continued efforts of our senior management team. We do not maintain key-man life insurance on any of our executives and our executives are employed on an “at will” basis. The loss of one or more of the members of our senior management team may disrupt our business and materially adversely affect our results of operations. Furthermore, our ability to manage any further expansion will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and store personnel. We believe that having store personnel who are knowledgeable and experienced in home repair matters has been an important factor in our historical success and we believe it will continue to be important to growing our business. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

We may be subject to product liability claims if people or properties are harmed by the products we sell or the services we offer.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage caused by such products, and may require us to take actions such as product recalls. We also provide various services, which could also give rise to such claims. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature, as well as product recalls, could also have a negative impact on customer confidence in the products we stock and in our reputation, our business and our operating results.

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

Our new store format may not be successful; and opening and remodeling stores could strain our resources and have a material adverse effect on our business and financial performance.

Our future growth depends in part on our ability to successfully remodel existing stores resulting in higher sales volumes and open and operate new stores profitably. By the end of fiscal 2013, we expect to have approximately 20 stores in the new neighborhood store format. We cannot predict that the new neighborhood store format will be successful. Remodeling new stores and opening new stores will require us to invest significant financial resources and place increased demands on our management, operational and administrative infrastructure. In addition, our planned remodels and new stores will require us to increase continually the number of people we employ, as well as to expand and upgrade our management information, inventory tracking and other systems. Successfully remodeling and opening a new store is a significant operational and administrative challenge. It is possible that we may not foresee all of the problems that could arise during a store remodel or opening or realize the expected benefits of remodeling or opening a particular store. If we fail to meet these increased demands and operating complexities of remodeling or opening new stores, it could have a material adverse effect on our business, financial condition and results of operations. New stores opened outside of the Company’s existing markets may be less profitable than existing stores in our core markets, which could adversely affect the Company and our results of operations.

We are subject to regulations that impact our business and a failure to comply with such regulations could lead to lawsuits or regulatory actions against us.

Operating primarily in California exposes us to a particularly challenging regulatory environment, with aggressive enforcement efforts by private litigators in several areas of law, including, without limitation, environmental laws, consumer protection laws, employment laws, anti-discrimination laws, and wage and hour regulations and laws. This strict regulatory and litigation environment requires the Company to maintain a heightened compliance effort and exposes us to defense costs, possible fines and penalties, and liability to private parties for monetary recoveries and attorneys’ fees, any of which could have an adverse effect on our business and results of operations.

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

As of February 2, 2013, we leased 84 store locations, our distribution center and our store support center under long-term agreements. If our cost of leasing increases, we may be unable to maintain our existing store locations, distribution center and store support center as leases expire. Our profitability may decline if we fail to enter into new leases on competitive terms or at all, or we may not be able to locate suitable alternative store locations or additional sites for our new store expansion in a timely manner. Furthermore, approximately 68 of our leases will expire within the next 10 years and some do not grant us any rights to renew the lease. A failure to renew our existing leases or enter into new leases could reduce our revenue and negatively impact our results of operations.

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

Changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect business.

Laws and regulations at the local, regional, state, federal and international levels change frequently and the changes can impose significant costs and other burdens of compliance on our business and our vendors. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affect employment/labor, trade, product safety, transportation/logistics, energy costs, health care, cyber-security or tax could have an adverse impact, directly or indirectly, on our financial condition and results of operations. Changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations can increase our cost of doing business.

If we fail to timely and effectively obtain shipments of product from our vendors and deliver merchandise to our customers, our operating results will be adversely affected.

We cannot control all of the various factors that might affect our timely and effective procurement of supplies of product from our vendors and delivery of merchandise to our customers. As we progress through our restructuring process, vendor concerns about our financial condition may cause them to restrict ordinary credit terms, require financial assurances of performance or otherwise refrain entirely from providing goods and services to us. Furthermore, a majority of the products that we purchase, domestically or overseas, must be shipped to our distribution center in Tracy, California. Our utilization of foreign imports also makes us vulnerable to risks associated with products manufactured abroad, including, among other things, risks of damage, destruction or confiscation of products while in transit to our distribution center, work stoppages including as a result of events such as longshoremen strikes, transportation and other delays in shipments including as a result of heightened security screening and inspection processes or other port-of-entry limitations or restrictions in the United States, lack of freight availability and freight cost increases. In addition, if we experience a shortage of a popular item, we may be required to arrange for additional quantities of the item, if available, to be delivered to us through airfreight, which is significantly more expensive than standard shipping by sea. As a result, we may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, we may not be able to timely receive merchandise from our vendors or deliver our products to our customers.

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

Approximately 41.3% of our merchandise is purchased from foreign vendors, either directly by us or indirectly by our distributors who, in turn, sell this merchandise to us. We believe that in order to remain competitive we must maintain or increase the portion of merchandise purchased from such vendors. This reliance on foreign vendors results in our facing risks inherent in purchasing from foreign suppliers, including:

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

Most of our vendor arrangements are not long-term agreements, and, therefore, our success depends on maintaining good relations with our vendors. Our growth strategy depends to a significant extent on the willingness and ability of our vendors to supply us with sufficient inventory to stock our new stores. If we fail to strengthen our relations with our existing vendors or to enhance the quality of merchandise they supply us, or if we cannot maintain or acquire new vendors of favored brand name merchandise, our ability to obtain a sufficient amount and variety of merchandise at acceptable prices may be limited, which would have a negative impact on our competitive position. In addition, our inability to stock our stores with new and desired merchandise at attractive prices could result in lower revenues and decreased customer interest in our stores, which, in turn, would adversely affect our financial performance. In addition, we may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Merchandise supplied to stores by our top ten suppliers accounted for approximately 22.9% of our total purchases. The loss of or a reduction in the amount of merchandise made available to us by our key vendors could have an adverse effect on our business and operating results.

As a public company, we have increased expenses and administrative burdens, in particular to bring our Company into compliance with certain provisions of Sarbanes-Oxley and related laws and regulations.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. These increased costs and expenses arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with Sarbanes-Oxley), tax administration, legal and human resources related functions. As a result of becoming a public company, we needed to create or revise the roles and duties of our Board committees, adopt additional internal controls and disclosure controls and procedures, retain a transfer agent and adopt corporate governance policies in compliance with our obligations under the securities laws.

We are investing resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. The costs of compliance or our failure to comply with these laws, rules and regulations could adversely affect our reputation, financial condition, results of operations and the price of our Class A Common Stock and Preferred Stock.

We are a smaller reporting company as well as an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to such companies makes our Class A Common Stock or Preferred Stock less attractive to investors.

We are a smaller reporting company as well as an emerging growth company and, for so long as we remain a smaller reporting company or an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies or emerging growth companies including, but not limited to, the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot assess if investors find our Class A Common Stock or Preferred Stock less attractive for so long as we are able and choose to rely on these exemptions. If some investors find our Class A Common Stock or Preferred Stock less attractive as a result of our choice to reduce disclosure, there may be a less active trading market for the stock and our trading price may be more volatile.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could lead to a loss of confidence by investors in the accuracy and completeness of our financial reports and have a material adverse effect on the market price of our Class A Common Stock and Preferred Stock.

As a public company, we are required to maintain internal controls over financial reporting in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which requires annual management assessments of the effectiveness of our internal control over financial reporting beginning with this report for the fiscal year ended February 2, 2013. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are also important to the operation of our business. We also expect that the compliance with these regulations will increase our legal and financial administration costs and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If our Chief Executive Officer or Chief Financial Officer determine that our controls over financial reporting are not effective, as defined under Section 404, investor perceptions may be adversely affected and could cause a decline in the market price of our Class A Common Stock and Preferred Stock. It may also impair our ability to raise additional capital, or jeopardize our continued listing on the NASDAQ Capital Market or any other stock exchange on which our Class A Common Stock and Preferred Stock may be listed. In connection with our year-end financial statement audit we have identified certain matters involving our internal controls over financial reporting that constitute material weaknesses under standards established by the Public Company Accounting Oversight Board. The material weaknesses identified by us results from a lack of comprehensive accounting policies and procedures environment, inadequate application of generally accepted accounting principles, an inadequate financial reporting process, an inadequate process for accounting for income taxes and weak controls over spreadsheets. See Item 9A—Controls and Procedures. Failure to remediate such material weaknesses may have an adverse effect on the Company’s stock price and results of our operations.

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

As of February 2, 2013, ESL owned approximately 40% of our outstanding Class A Common Stock, representing approximately 40% of Class A Common Stock voting power and approximately 32% of the general voting power of our outstanding capital stock, and owns approximately 61% of our outstanding Preferred Stock, which is our outstanding nonvoting capital stock. As of February 2, 2013, ACOF owned 100% of our outstanding Class C Common Stock, representing approximately 100% of the collective voting power of our Class B Common Stock and Class C Common Stock voting together and approximately 20% of the voting power of our outstanding capital stock. Pursuant to our Amended and Restated Certificate of Incorporation, at any time that ACOF owns a number of shares of our Class B Common Stock and Class C Common Stock representing in the aggregate a percentage of our outstanding common stock that is less than 10% but equal to or greater than 5% (calculated without reference to any shares of capital stock issued or issuable after the Distribution), then the Class C Common Stock, voting together with the Class B Common Stock as a single class, shall have the right to elect only one director. If at any time ACOF owns a number of shares of our Class B Common Stock and Class C Common Stock representing in the aggregate a percentage of our outstanding common stock that is less than 5% (calculated without reference to any shares of capital stock issued or issuable after the Distribution), then there shall no longer be separate classes of Directors and all classes of our capital stock entitled to vote for Directors would vote together as a single class.

As a result of their respective capital stock ownership, ESL and ACOF acting together have the ability to control the outcome of certain matters on which holders of all classes of our capital stock vote together as a single class, including, among other things, approving mergers or other business combinations and effecting certain amendments to our Amended and Restated Certificate of Incorporation. In addition, ESL holds a significant portion of the stock that votes in the election of those members of our Board of Directors elected by the holders of our Class A Common Stock and ACOF has the power to control the election of the two members of our Board of Directors elected by the Class B Common Stock and Class C Common Stock stockholders (the outstanding shares of our Class B Common Stock collectively have less than 0.5% of the voting power of our capital stock). This concentration of ownership might harm the market price of our Class A Common Stock and Preferred Stock by discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, the interests of ESL and ACOF may differ from or be opposed to the interests of our other stockholders.

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

Further, so long as ACOF, together with its affiliates and transferees, beneficially owns shares of Class B and/or C Common Stock that represent at least 15% of the total voting shares, the Stockholders’ Agreement provides our Class B/C Directors with consent rights over certain corporate activities, including any change in control, certain changes in the number of Directors constituting our Board of Directors, any redemption of our Series A Preferred Stock, certain changes to our Charter or Bylaws, issuances by us of stock (other than in connection with stock plans or similar arrangements), rights offerings and any liquidation of our corporate assets. For so long as ESL holds more shares of our common stock than ACOF, the Stockholders’ Agreement also provides that a non-management Class A Director designated by a majority vote of our Class A Directors will have a consent right over certain corporate activities, including our issuance of any capital stock (other than in connection with stock plans or similar arrangements) and our engaging in any rights offering. These consent rights may limit our ability to enter into the corporate activities subject to such consent rights.

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

Although we have no actual knowledge of any plan or intention on the part of any significant stockholder to sell our capital stock, it is likely that some stockholders, possibly including our significant stockholders, will sell shares of our capital stock if, for reasons such as our business profile or market capitalization as a company independent from Sears Holdings, we do not fit their investment objectives.

The Class A Common Stock and Preferred Stock held by ESL and our “affiliates,” the Class B Common Stock and the Class C Common Stock may be sold in the public market only if registered or if the holders thereof qualify for an exemption from registration under Rule 144 under the Securities Act. Individuals who may be considered our affiliates include individuals who control, are controlled by or are under common control with us, as those terms generally are interpreted for federal securities law purposes. These individuals may include some or all of our Directors and executive officers. Individuals who are our affiliates will be permitted to sell their shares of Class A Common Stock and Preferred Stock only pursuant to an effective Registration Statement under the Securities Act, or an exemption from the registration requirements of the Securities Act, such as the exemptions afforded by Section 4(1) of the Securities Act or Rule 144 thereunder. Pursuant to the Stockholders’ Agreement we entered into with ESL and ACOF, we granted registration rights to ESL and ACOF.

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

Investors’ percentage ownership in us may be diluted in the future.

Investors’ percentage ownership in us may be diluted in the future because of additional equity awards that we expect will be granted to our Directors, officers and employees in the future. We have established our 2011 Equity Incentive Plan that provides for the grant of common stock-based equity awards to our Directors, officers and other employees. Further, shares of Class C Common Stock held by ACOF will automatically convert into an equal number of shares of Class A Common Stock in certain circumstances. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which would dilute investors’ percentage ownership.

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

Although our Class A Common Stock is listed on the NASDAQ Capital Market, our Preferred Stock is quoted on the OTCQB, and will not be listed on any national securities exchange, which may limit the trading volume of our Preferred Stock. There is a greater chance for market volatility for securities that are quoted on an OTC quotation system as opposed to a national securities exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations, and generally lower trading volume. The OTC quotation system is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for shares of stock that are not listed on a national securities exchange. Trades in OTC quotation system securities will be displayed only if the trade is processed by an institution acting as a market maker for those securities. There can be no assurance that any institution will be acting as a market maker for our Preferred Stock at any time. If there is no market maker for our shares and no trades in those shares are reported, it may be difficult for you to dispose of your Preferred Shares or even to obtain accurate quotations as to the market price of your shares. Moreover, because the order handling rules adopted by the SEC that apply to shares listed on a national securities exchange do not apply to OTC quotation system shares, no market maker will be required to maintain an orderly market in our shares. Accordingly, an order to sell our shares placed with a market maker may not be processed until a buyer for the shares is readily available, if at all, which may further limit your ability to sell your shares at prevailing market prices.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

Our store support center is located at 6450 Via Del Oro, San Jose, California. This facility is occupied under a 15-year lease for approximately 76,000 square feet. We operate one distribution center and warehouse located in Tracy, California. This facility is occupied under a 20-year lease, with three 5-year extensions, for approximately 517,000 square feet.

The following table reflects the aggregate square footage and number of (a) leased, (b) owned properties and (c) owned improvements subject to ground lease for our stores as of February 2, 2013:

	No. of Stores	Square Footage
Leased	80	3,570,315
Owned	3	129,568
Owned buildings subject to ground lease	6	275,652

Total	89	3,975,535

All of our stores are located within California. In late April 2013, we opened two stores in the state of Oregon. Our stores average approximately 36,000 square feet of interior selling space and approximately 8,000 square feet of exterior nursery and garden space. Our lease agreements generally range from 15 to 20 year initial terms with two to four 5-year extension options.

Item 3—Legal Proceedings

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

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock has been listed and traded on NASDAQ under the symbol “OSH” since January 3, 2012. As of April 18, 2013, there were 8,815 Class A stockholders of record, four Class B stockholders of record and one Class C stockholder of record. Shares of our Class B Common Stock and Class C Common Stock are not publicly traded and there is no market for these securities. Our Class C Common Stock can be converted, on a share for share basis, into our Class A Common Stock. Our Series A Preferred Stock has been quoted on the OTCQB under the symbol “OSHSP” since January 3, 2012. As of April 18, 2013, there were 8,958 record holders of Series A Preferred Stock. Prior to January 3, 2012, there was no public market for our capital stock. The last reported sale price of the common stock on NASDAQ on April 18, 2013 was $1.66.

The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on the NASDAQ.

	High	Low
2012
First Quarter	$27.93	$17.67
Second Quarter	22.00	14.88
Third Quarter	18.99	12.39
Fourth Quarter	12.96	6.90
2011
Fourth Quarter	26.73	14.14

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information in our 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year or will be included in an amendment to this Form 10-K filed with the SEC no later than 120 days after the end of the Company’s 2012 fiscal year. See Note 10, “Stock-Based Compensation” of notes to consolidated financial statements for information regarding our equity compensation plans.

Dividend Policy

We do not expect to pay any dividends on our Class A Common Stock, Class B Common Stock, Class C Common Stock or Preferred Stock for the foreseeable future. The terms of the Preferred Stock do not entitle the holders thereof to any dividends. In addition, our Preferred Stock provides that dividends and other distributions may not be paid on any shares of our capital stock until all outstanding shares of Preferred Stock have been redeemed or repurchased unless such dividend or distribution (i) has been unanimously approved by our Board of Directors or (ii) relates to a “poison pill” stockholder rights plan. Furthermore, the terms of our debt agreements restrict us from paying dividends on our capital stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on our Class A Common Stock during the period beginning January 3, 2012 (the closing price of $23.53 on the first day of trading on the NASDAQ following our becoming an independent, publicly traded company as a result of Sears Holdings’ distribution of its shares of the Company to Sears Holdings’ stockholders on December 30, 2011) and ending on February 2, 2013, with (i) the NASDAQ Composite Index and (ii) the NASDAQ Retail Trade Index. The graph assumes that the value of the investment in the Class A Common Stock and each index (including reinvestment of dividends) was $100 on January 3, 2012 in the case of our Class A Common Stock and an investment in an index. The closing price as of February 1, 2013 (the closing price closest to our fiscal 2012 year-end) was $7.06.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2013

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

Item 6.—Selected Financial Data

The following selected financial data are derived from the Consolidated Financial Statements of the Company. The selected historical consolidated financial and other financial data presented below should be read in conjunction with our consolidated financial statements and accompanying notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The consolidated financial information may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as an unaffiliated publicly traded company independent from Sears Holdings during the periods presented, including changes that will occur in our operations and capitalization as a result of the Spin-off from Sears Holdings. See Note 1 “Basis of Presentation” and Note 12 “Related Party Agreements” of notes to consolidated financial statements for a further discussion.

	Fiscal Year
	2012	2011	2010	2009	2008
	(in millions, except per share and other financial data)
Consolidated Statement of Operations Data(1)
Net sales	$657.3	$660.5	$660.7	$682.4	$761.5
Net (loss) income(2)	$(118.4)	$(14.5)	$8.7	$19.3	$(243.4)
Basic and diluted (loss) income per share	$(19.64)	$(2.40)	$1.45	$3.21	$(40.47)
Basic and diluted weighted average common shares outstanding	6.0	6.0	6.0	6.0	6.0
Consolidated Balance Sheet Data:
Total assets	$407.4	$546.5	$630.0	$621.5	$636.2
Debt and capital lease obligations – current and long-term	$261.4	$262.4	$338.2	$364.9	$375.3
Other Financial Data:
Number of stores	89	87	89	88	86
Comparable stores sales decrease(3)	(0.2)%	(0.6)%	(4.4)%	(11.1)%	(9.1)%

(1)	Our fiscal year end is the Saturday closest to January 31 each year. Accordingly, fiscal year 2012 contained a 53 week period and fiscal years 2011, 2010, 2009 and 2008 contained 52 week periods.
(2)	In fiscal year 2012, we recorded $96.1 million of non-cash charges from the impairment of our trade names, non-cash impairment charges of $15.0 million for store assets, a $0.4 million non-cash loss on sale of real property and a $29.1 million valuation allowance against deferred tax assets. In fiscal year 2011, we recorded a $14.8 million non-cash loss from the sale leasebacks of our distribution center and Hollywood, California store. In addition, we recorded a $2.1 million benefit related to the reversal of the Save Mart case accrual. In fiscal 2010, we recorded a $5.6 million legal liability pursuant to the Save Mart case. In fiscal year 2008, we recorded a goodwill impairment charge of $262.8 million.
(3)	Comparable sales figures are defined as follows:

1.	Comparable store sales. For fiscal 2012, comparable store sales were measured on a comparable 52-week to 52-week basis. Such comparable store sales are measured by the increase or decrease in net sales year over year, excluding new and closed stores and E-commerce. Additionally, and because of an agreement the Company entered into with Sears Holdings (the “Appliances Agreement”) on October 26, 2011 whereby the Company now sells appliances on a consignment basis and receives commission income for sales of such appliances and related protection agreements, comparable store sales also exclude approximately $3.5 million of sales of Sears branded appliances in the fourth quarter of fiscal 2010 and approximately $0.3 million of commission income in the fourth quarter of fiscal 2011.

2.	Comparable transaction volume. Derived from the increase or decrease in the number of transactions year over year, excluding new and closed stores, appliance sales, and E-commerce.

3.	Average ticket comparables. Derived using net sales divided by the number of transactions year over year.

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

ORCHARD SUPPLY HARDWARE STORES CORPORATION OVERVIEW

Orchard Supply Hardware Stores Corporation, through its wholly-owned subsidiary, Orchard Supply Hardware LLC, operates neighborhood hardware and garden stores focused on paint, repair and the backyard. Founded as a purchasing cooperative in San Jose, California in 1931, as of February 2, 2013, we operated 89 stores in California and had leases signed to open four new stores in fiscal 2013, two in Oregon and two in California.

Our stores average approximately 36,000 square feet of interior selling space and approximately 8,000 square feet of exterior nursery and garden space. The stores are easy to navigate and convenient to shop, designed to appeal to do-it-yourself customers for home repair and maintenance. We also serve the small professional customer whose purchases are largely motivated by a need for incremental supplies and tools to complete construction projects. We offer customers a unique value proposition comprised of service, selection and convenience.

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

Fiscal Year

Our fiscal year end is the Saturday closest to January 31 each year. Fiscal 2012 consisted of 53 weeks and fiscal 2011, 2010, 2009 and 2008 all consisted of 52 weeks. Each of our fiscal quarters consists of 13 weeks except the fourth quarter of fiscal 2012, which consisted of 14 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

EXECUTIVE OVERVIEW

Key Overall Strategies

At the beginning of fiscal 2012, we defined five key priorities which we remain keenly focused on executing. These priorities are:

•	strengthen our financial position;

•	project a consistent and compelling brand identity;

•	drive sales through merchandising and marketing initiatives;

•	improve operational efficiencies; and

•	align resources and talent.

These strategic priorities support our mission to be the neighborhood hardware store, committed to providing customers with the best selection of repair and maintenance, backyard, and paint and home products with superior customer service and helpful advice.

Fiscal 2012 Financial Summary

•

Net sales were $657.3 million for fiscal 2012, a decrease of $3.2 million as compared to net sales of $660.5 million for fiscal 2011. Net sales declined primarily due to the impact of the Appliances Agreement offset by the impact of the 53rd week on fiscal 2012. Net sales for the 53rd week were approximately $9.4 million.

•

Comparable store sales for fiscal 2012 were essentially flat (see definition of comparable store sales above, which addresses the impact of the Appliance Agreement), decreasing 0.2%, due to a decline in comparable transaction volume of 3.2% offset by a 3.0% increase in average ticket comparables.

•

Gross margin, defined as net sales, less cost of sales (excluding depreciation and amortization), decreased to $206.5 million, or 31.4% of net sales for fiscal 2012, as compared to $219.5 million, or 33.2% of net sales, for fiscal 2011. The decrease in gross margin was primarily due to higher occupancy costs as a result of paying rent on properties previously owned prior to the sale-leaseback transactions as well as an increase in markdowns taken to help drive sales and reduce inventory.

•

We recorded $118.4 million in net loss for fiscal 2012, as compared to $14.5 million in net loss for fiscal 2011. The net loss for fiscal 2012 includes pre-tax non-cash impairment charges of $96.1 million related to trade names and pre-tax non-cash impairment charges of $15.0 million for store assets as compared to $18.1 million non-cash loss on sale of real property and impairment charges in fiscal 2011 and a $29.1 million valuation allowance against deferred tax assets.

•	Net cash used in operations was $29.5 million in fiscal 2012 compared to net cash provided by operating activities of $31.9 million in fiscal 2011.

•

Merchandise inventory was $171.4 million at the end of fiscal 2012, an increase of $13.7 million, or 8.7%, as compared to merchandise inventory of $157.7 million at the end of fiscal 2011. The increase in merchandise inventory was due to earlier deliveries over prior year in anticipation of the spring selling season, remaining inventory related to lower than anticipated levels of sales in fiscal 2012, and increased inventory in our seasonal merchandise to support year round selling activities.

Fiscal 2012 Challenges

Our ability to comply with the leverage ratio covenants under our financial arrangements has been adversely impacted by a decline in operating results during fiscal 2012, increased costs associated with being a public company independent from Sears Holdings, the impact of paying rent on properties previously owned, but sold pursuant to multiple sale leaseback transactions, and continued economic weakness in the markets in which we operate. As a result, during fiscal 2012, we implemented several actions to improve our liquidity, reduce our cost structure, and improve our operating results. We also explored several alternatives to refinance our Senior Secured Term Loan and engaged legal and financial advisors to assist us as we explored issuing debt and/or equity and discussed modifications to our Senior Secured Term Loan with our lenders.

For more information regarding our financial condition, liquidity and risks and uncertainties regarding our future liquidity given the uncertainties surrounding our ability to repay in full the amounts due under our Senior Secured Term Loan with a maturity date of December 21, 2013, as well as our inability to maintain compliance with the leverage ratio covenant under the Senior Secured Term Loan and our requirement to agree upon a mutually acceptable refinancing or modifications to our capital structure with the Senior Secured Term Loan lenders, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Fiscal 2012 Accomplishments

Despite the challenges posed with complying with our leverage ratio covenant under our financial arrangements and refinancing our Senior Secured Term Loan, we made strong progress in several areas. Comparable store sales were essentially flat in fiscal 2012, despite experiencing challenging weather-driven sales volatility in the first quarter. We are also pleased with the performance of our new and remodeled stores. During fiscal 2012, we opened two new stores and remodeled five existing stores so that we had 10 stores operating in the neighborhood store format at the end of fiscal 2012. In fiscal 2013, we expect to open four new stores and remodel at least six additional existing stores so that by the end of fiscal 2013 we expect to have 20 stores operating in the new format.

We also continued to make progress in our merchandising efforts, including improved product profitability analysis and upgrades to the selection, quality, and presentation of our merchandise.

Accomplishments in our operations efforts include refining and improving our store standards, strengthening our store culture of helping the customer, improving processes and tools to assist us in ongoing inventory shrink reduction efforts, and applying greater resources to the hiring, training, and retention of qualified associates.

In fiscal 2013, we will continue to focus on executing our strategic priorities which we believe will provide the foundation for improved sales and profitability in the long-term.

RESULTS OF OPERATIONS

The discussion that follows should be read in conjunction with the consolidated financial statements and notes thereto. Our consolidated results of operations for fiscal years 2012, 2011, and 2010 are summarized below and in the tables that follow (dollars and shares in millions except per share amounts and store counts).

	FISCAL YEAR
	2012	% of Net Sales	2011	% of Net Sales	2010	% of Net Sales
	53 Weeks		52 Weeks		52 Weeks
NET SALES	$657.3	100%	$660.5	100%	$660.7	100%
COST OF SALES AND EXPENSES:
Cost of sales (excluding depreciation and amortization)	450.8	68.6%	441.0	66.8%	431.8	65.4%
Gross margin	206.5	31.4%	219.5	33.2%	228.9	34.6%

Selling and administrative	187.7	28.5%	173.7	26.3%	165.7	25.1%
Depreciation and amortization	32.5	4.9%	29.4	4.5%	31.2	4.7%
Trade name and property and equipment impairment	111.1	16.9%	3.5	0.5%	0.3	0.0%
Loss on sale of real property	0.4	0.1%	14.8	2.2%	—	—

Total cost of sales and expenses	782.5	119.0%	662.4	100.3%	629.0	95.2%

OPERATING (LOSS) INCOME	(125.2)	(19.0)%	(1.9)	(0.3)%	31.7	4.8%
INTEREST EXPENSE, NET	24.7	3.8%	23.4	3.5%	17.4	2.6%

(LOSS) INCOME BEFORE INCOME TAXES	(149.9)	(22.8)%	(25.3)	(3.8)%	14.3	2.2%
INCOME TAX (BENEFIT) EXPENSE	(31.5)	(4.7)%	(10.8)	(1.6)%	5.6	0.8%

NET (LOSS) INCOME	$(118.4)	(18.1)%	$(14.5)	(2.2)%	$8.7	1.3%

Basic and diluted (loss) income per share	$(19.64)		$(2.40)		$1.45
Basic and diluted weighted average common shares outstanding	6.0		6.0		6.0

STORE COUNT	89		87		89

Fiscal 2012 Compared to Fiscal 2011

Net sales

			Increase (Decrease)
	2012	2011	$	%
Net sales	$657.3	$660.5	$(3.2)	(0.5)%

Net sales decreased $3.2 million to $657.3 million for fiscal 2012, as compared to $660.5 million for the prior year. The decrease in net sales was primarily attributable to an approximate $13.2 million impact related to the Appliances Agreement (see definition of comparable store sales above) and to a lesser extent, the decrease of approximately $7.8 million in our repair and maintenance category and approximately $1.0 million in our paint and home category. These decreases were offset by the $9.4 million impact of the 53rd week in fiscal 2012 as compared to the prior year, an approximate $7.6 million increase in our backyard category and by $1.4 million of gift card breakage income. Comparable stores sales decreased slightly by 0.2%, comprised of a decrease in comparable transactions of 3.2% offset by a 3.0% increase in average ticket comparables.

Gross margin

			Increase (Decrease)
	2012	2011	$	%
Gross margin	$206.5	$219.5	$(13.0)	(6.0)%
Percent of net sales	31.4%	33.2%

Gross margin decreased $13.0 million to $206.5 million, or 31.4% of net sales, for fiscal 2012, as compared to $219.5 million, or 33.2% of net sales, for the prior year. The decrease of 180 basis points in gross margin was driven by 120 basis points of higher occupancy costs primarily as a result of paying rent on properties previously owned prior to the sale leaseback transactions and as a result of higher ongoing rent, distribution center and other occupancy costs and 80 basis points decline in merchandise margin as a result of higher markdowns to drive sales and clear inventory. These were partially offset by gift card breakage income of $1.4 million or 20 basis points.

Selling and administrative

			Increase (Decrease)
	2012	2011	$	%
Selling and administrative	$187.7	$173.7	$14.0	8.1%
Percent of net sales	28.5%	26.3%

Selling and administrative expenses increased $14.0 million to $187.7 million, or 28.5% of net sales, for fiscal 2012, as compared to $173.7 million, or 26.3% of net sales, for the prior year. The increase in selling and administrative expenses is primarily due to (a) $4.0 million increase in operating costs associated with being an independent public company, (b) $2.1 million legal accruals reversed in fiscal 2011 as a result of a settlement, (c) $1.7 million increase in legal and financial advisory costs, (d) $1.1 million increase in stock compensation, (e) $1.0 million impact of the 53rd week on fiscal 2012 and (f) $2.8 million increase in payroll and other expenses associated with Store Support Center initiatives.

Depreciation and amortization

			Increase (Decrease)
	2012	2011	$	%
Depreciation and amortization	$32.5	$29.4	$3.1	10.5%

Depreciation and amortization increased $3.1 million to $32.5 million in fiscal 2012, or 10.5%, as compared to $29.4 million in the prior year. The increase of depreciation and amortization expense was primarily due to accelerated depreciation on stores that were remodeled in fiscal 2012 or will be remodeled in fiscal 2013.

Impairment charges

			Increase (Decrease)
	2012	2011	$	%
Impairment charges	$111.1	$3.5	$107.6	nm	(1)

Non-cash impairment charges recognized during fiscal 2012 of $111.1 million include $96.1 million for trade names impairment and $15.0 million related to the write-down of store assets that were disposed or were determined to be impaired as compared to the $3.5 million write-down of store assets that were disposed or were determined to be impaired in fiscal 2011.

(1)	nm: not meaningful

Loss on sale of real property

			Increase (Decrease)
	2012	2011	$	%
Loss on sale of real property	$0.4	$14.8	$(14.4)	(97.3)%

During fiscal 2012, we recorded a non-cash loss of $1.0 million in connection with the consummation for accounting purposes of sale leaseback transactions involving three stores in San Jose and Pismo Beach, California that were originally sold in fiscal 2011. The leaseback agreements of these three stores included provisions for the remodeling of the stores for which the landlord was to reimburse the Company for the costs of tenant improvements, and the sale leasebacks could not be consummated until the tenant improvements were completed and all amounts spent were fully reimbursed to the Company by the landlord. These provisions were satisfied in the fourth quarter of 2012 and the sales were consummated for accounting purposes. This loss was partially offset by a non-cash gain of $0.6 million in connection with a sale leaseback transaction involving our store in San Lorenzo, California and a parcel of land in San Jose, California in the first quarter of fiscal 2012. During fiscal 2011, we recorded a non-cash loss of $14.8 million in connection with the sale leaseback transactions involving our distribution center in Tracy, California and a store located in Hollywood, California.

Interest expense, net

			Increase (Decrease)
	2012	2011	$	%
Interest expense, net	$24.7	$23.4	$1.3	5.6%

Interest expense increased $1.3 million to $24.7 million in fiscal 2012, or 5.6%, as compared to $23.4 million in the prior year. The $1.3 million increase in interest expense was primarily due to the $1.2 million write-off of unamortized deferred financing costs related to the early pay off of the Real Estate Term Loan and the higher interest rates associated with amendment to our Senior Secured Term Loan and Real Estate Secured Term Loan, as well as additional interest expense on capital lease properties. These increases were offset by the reduction of $1.7 million in derivative lease liabilities in the third quarter.

Income tax benefit

			Increase (Decrease)
	2012	2011	$	%
Income tax benefit	$(31.5)	$(10.8)	$(20.7)	(191.7)%
Effective tax rate benefit	(21.0)%	(42.9)%

Income tax benefit was $31.5 million in fiscal 2012 as compared to an income tax benefit of $10.8 million recorded in the prior year. The effective tax rate benefit was 21.0% and 42.9% for fiscal 2012 and 2011, respectively. The change in our effective tax rate benefit was primarily due to the tax valuation allowance charge of $29.1 million in fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010

Net sales

			Increase (Decrease)
	2011	2010	$	%
Net sales	$660.5	$660.7	$(0.2)	0.0%

Net sales decreased $0.2 million to $660.5 million for the fiscal 2011, as compared to $660.7 million for the prior year. The change in net sales was driven by growth in our repair and maintenance category of approximately $1.3 million, primarily driven by the hardware business, offset by declines in our lawn and garden and in-home categories of approximately $1.5 million. The lawn and garden category was driven by declines during the first fiscal quarter where we experienced unseasonably wet weather. The in-home category was primarily driven by reduced demand for housewares. Our comparable store sales decreased by 0.6% for fiscal 2011, attributable to a decrease in comparable transaction volume of 4.5%, partially offset by an increase of 3.9% in average ticket comparables as compared to the prior year.

Gross margin

			Increase (Decrease)
	2011	2010	$	%
Gross margin	$219.5	$228.9	$(9.4)	(4.1)%
Percent of net sales	33.2%	34.6%

Gross margin decreased $9.4 million to $219.5 million, or 33.2% of net sales, for fiscal 2011, as compared to $228.9 million, or 34.6% of net sales, for the prior year. The decrease of 140 basis points in gross margin was primarily due to: (a) higher occupancy costs of approximately 70 basis points as a result of paying rent on properties previously owned prior to sale leaseback transactions, renegotiated leases, and increases in store maintenance expenses; (b) higher shrink expenses of approximately 50 basis points; and (c) lower vendor subsidies of approximately 20 basis points due to the elimination of certain promotional events.

Selling and administrative

			Increase (Decrease)
	2011	2010	$	%
Selling and administrative	$173.7	$165.7	$8.0	4.8%
Percent of net sales	26.3%	25.1%

Selling and administrative expenses increased $8.0 million to $173.7 million, or 26.3% of net sales, for fiscal 2011, as compared to $165.7 million, or 25.1% of net sales, for the prior year. The increase in selling and administrative expenses is primarily due to (a) an accrual of future rent payments of $1.2 million on closed stores, (b) severance payments of approximately $1.2 million, (c) increased payroll and other expenses of approximately $3.0 million to improve store execution, (d) a $3.7 million increase in legal and professional expenses associated with becoming an independent public company, (e) a $4.9 million investment in enhanced capabilities, and (f) $1.5 million in higher insurance and other operating costs. This is partially offset by a net $7.8 million reduction in legal expenses compared to the prior year as a result of the Save Mart Supermarkets legal settlement. In fiscal 2010, we recorded a $5.6 million legal liability pursuant to the Save Mart case which was settled in fiscal 2011. As a result of the settlement, we recorded a $2.1 million reduction to this liability in fiscal 2011.

Depreciation and amortization

			Increase (Decrease)
	2011	2010	$	%
Depreciation and amortization	$29.4	$31.2	$(1.8)	(5.8)%

Depreciation and amortization decreased $1.8 million to $29.4 million in fiscal 2011, or 5.8%, as compared to $31.2 million in the prior year. The decrease of depreciation and amortization expense was primarily due to an increase in fully depreciated assets, and the reduction to property and equipment due to the sale leaseback transactions.

Impairment charges

			Increase (Decrease)
	2011	2010	$	%
Impairment charges	$3.5	$0.3	$3.2	nm

Non-cash impairment charges recognized during fiscal 2011 are due to the $3.5 million write-down of store assets, including capitalized favorable leases of $2.7 million that were disposed or were determined to be impaired in fiscal 2011 as compared to the $0.3 million write-down of store assets that were determined to be impaired in fiscal 2010.

Loss on sale of real property

			Increase (Decrease)
	2011	2010	$	%
Loss on sale of real property	$14.8	$—	$14.8	—

During fiscal 2011, we recorded a non-cash loss of $14.8 million in connection with the sale leaseback transactions involving our distribution center in Tracy, California and a store located in Hollywood, California. There was no sale of real property in the prior year.

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

Income tax (benefit) expense

			Increase (Decrease)
	2011	2010	$	%
Income tax (benefit) expense	$(10.8)	$5.6	$(16.4)	(292.9)%
Effective tax rate (benefit) provision	(42.9)%	39.0%

Income tax benefit was $10.8 million in fiscal 2011 as compared to an income tax expense of $5.6 million recorded in the prior year. The effective tax rate (benefit) provision was (42.9)% and 39.0% for fiscal 2011 and 2010, respectively. The change in our effective tax rate was primarily due to differences in tax credits applicable year over year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow. Our cash flows for our fiscal years 2012, 2011 and 2010 were as follows (in millions):

	2012	2011	2010
Consolidated Statements of Cash Flows Data:
Cash flows (used in) provided by operating activities	$29.5	$31.9	$52.5
Cash flows provided by (used in) investing activities	33.6	41.4	(12.0)
Cash flows used in financing activities	(5.7)	(80.7)	(33.9)

Cash Flows (used in) provided by operating activities

The primary source of our liquidity is our cash flows generated from our operating activities. Net cash used in operating activities was $29.5 million in fiscal 2012, a decrease of $61.4 million compared to cash provided by operating activities of $31.9 million in fiscal 2011. The decrease in cash provided by operating activities is primarily due to changes in working capital, including $13.7 million higher merchandise inventories due to earlier deliveries in anticipation of the spring selling season, a decrease of $14.6 million in payables and accruals as we worked with vendors in improving payment timing and, to a lesser extent, a $6.0 million increase in prepaid and other assets and a $15.5 million decline in operating results as adjusted for non-cash charges during fiscal 2012 compared to fiscal 2011.

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

Cash Flows provided by (used in) investing activities

Net cash provided by investing activities decreased $7.8 million to $33.6 million in fiscal 2012 as compared to $41.4 million in fiscal 2011. The decrease of $7.8 million was primarily due to $35.4 million in proceeds from the sale of our distribution center and our Hollywood, California store in fiscal 2011 as compared to $6.7 million in net proceeds from the sale-leaseback transaction involving one of our stores and the sale of a parcel of land in fiscal 2012. This decrease was offset in part by $41.5 million received and held as deposits from the sale leaseback transaction of six store properties in fiscal 2012 as compared to $21.5 million of net proceeds received and held as deposits for three stores in fiscal 2011.

Net cash provided by investing activities increased by $53.4 million to $41.4 million in fiscal 2011 as compared to net cash used in investing activities of $12.0 million in fiscal 2010 primarily due to $56.5 million in net proceeds from the two sale leaseback transactions involving our distribution center and our Hollywood, California store and net proceeds received and held as deposits for three stores which were consummated as sale leaseback transactions for accounting purposes in fiscal 2012 as described in Note 7, “Sale Leaseback Transactions” of notes to consolidated financial statements. In fiscal 2011, we spent $15.5 million in cash to purchase property and equipment, allocated as follows: 53% for relocated and remodeled stores and other initiatives as well as our support center, 26% for store maintenance and improvements, 15% for core technology, and 6% for merchandising fixtures.

Cash flows used in financing activities

Net cash used in financing activities decreased $75.0 million to $5.7 million in fiscal 2012 compared to $80.7 million of cash used in fiscal 2011. The decrease was primarily due to net increased borrowings on our Senior Secured Credit Facility and lower principal payments on our Senior Secured Term Loan relative to amounts paid down in fiscal 2011 offset by the pay-off of our Real Estate Term Loan.

Net cash used in financing activities increased $46.8 million to $80.7 million in fiscal 2011 as compared to $33.9 million in fiscal 2010 primarily due to the use of net proceeds from transactions involving our distribution center and four stores to pay down debt of $56.5 million offset by approximately $10.0 million of net lower other pay downs relative to fiscal 2010.

Liquidity

As of February 2, 2013, we had cash and cash equivalents of $6.5 million and total debt and capital lease obligations of $261.4 million. As of April 22, 2013, the Company had $17.4 million available to borrow on its credit facility. Our liquidity is dependent upon our cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under our financing arrangements. The financing arrangements require us to maintain compliance with certain financial covenants including a leverage ratio covenant in our Senior Secured Term Loan.

Our ability to comply with the leverage ratio covenants under our financial arrangements has been adversely impacted by, among other things: a decline in operating results during fiscal 2012, as we incurred a net loss of $118.4 million in fiscal 2012; increased costs associated with being a public company independent from Sears Holdings; the impact of paying rent on properties previously owned, but sold pursuant to multiple sale leaseback transactions; and continued economic weakness in the markets in which we operate. At the end of the second fiscal quarter on July 28, 2012, we would not have been in compliance with the leverage ratio covenant under our senior secured term loan agreement (the “Senior Secured Term Loan”) had we not completed a six-store sale leaseback transaction. At the end of the third fiscal quarter on October 27, 2012, we were not in compliance with the leverage ratio covenant under our Senior Secured Term Loan, but received a waiver of this covenant for that measurement date.

During fiscal 2012, we implemented several actions to improve our liquidity, reduce our cost structure, and improve our operating results. We also explored several alternatives to refinance our Senior Secured Term Loan and engaged legal and financial advisors to assist us as we explored issuing debt and/or equity and discussed modifications to our Senior Secured Term Loan with our lenders.

At the end of the 2012 fiscal year, we were not in compliance with the leverage ratio covenant under the Senior Secured Term Loan. On February 14, 2013, the lenders under the Senior Secured Term Loan waived compliance with the leverage ratio covenant with respect to our quarter ended February 2, 2013, as well as for the first fiscal quarter of 2013 ending May 4, 2013, subject to our continued compliance with the terms and conditions of the waiver, including achieving a mutually acceptable agreement with the lenders by June 30, 2013, as described below. Under the provisions of the waiver, and subject to our continued compliance with the terms and conditions of the waiver, our next applicable measurement date for the leverage ratio covenant compliance is August 3, 2013.

In connection with the waiver obtained on February 14, 2013, the Senior Secured Term Loan lenders imposed several requirements upon us, including achieving a mutually acceptable agreement with them by May 1, 2013 with regard to refinancing or modifications to our capital structure. On April 26, 2013, such date was extended by the lenders to June 30, 2013. We continue to explore all financial and strategic alternatives to maintain our business as a going concern including, but not limited to, one or more transactions that may include a comprehensive financial reorganization of our company or a transaction such as a sale or merger of the Company. We may also acquire funding through the issuance of debt, equity, additional real estate sale or sale leaseback transactions, or a combination of these items.

Failure to comply with the terms and conditions of the waiver would cause a default and, as a result, the lenders under our Senior Secured Term Loan could declare the outstanding indebtedness to be due and payable, in acceleration of the current maturity dates of December 21, 2013 ($54.8 million) and December 21, 2015 ($74.6 million). As a result of the cross-default provisions under our debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in our senior secured revolving credit facility (“Senior Secured Credit Facility”) of $78.8 million. In addition, our lenders would be entitled to proceed against the collateral securing the indebtedness. If any of our indebtedness were to be accelerated, it would adversely affect our ability to operate our business, which could prevent us from continuing our ongoing operations.

While we continue to seek refinancing and modifications to our capital structure to increase our liquidity and decrease our leverage on a basis which may be acceptable to the Senior Secured Term Loan lenders, there can be no assurances that we will be successful in our efforts. Pending implementation of these objectives, we anticipate that these uncertainties may cause risks to our short-term liquidity. Implementation of any of these strategies is likely to result in very significant dilution to our stockholders or even a complete loss of their investment.

Going Concern Uncertainty

The accompanying fiscal 2012 consolidated financial statements have been prepared assuming we will continue as a going concern. There are significant uncertainties surrounding: our recurring losses from operations, our negative working capital as of the end of fiscal 2012, our ability to repay in full the amounts due under our Senior Secured Term Loan; our inability to maintain compliance with the leverage ratio covenant under the Senior Secured Term Loan; our ability to comply with the terms and conditions of the waiver described above, noncompliance with which would cause a default and, as a result, the lenders under the Senior Secured Term Loan and the Senior Secured Credit Facility could declare the outstanding indebtedness of $208.2 million of February 2, 2013 to be due and payable; and our requirement by June 30, 2013 to agree upon a mutually acceptable refinancing or modifications to our capital structure with the Senior Secured Term Loan lenders. These uncertainties raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Our plans to deal with this uncertainty are discussed in the footnotes to our consolidated financial statements included herein. For more information regarding our financial condition, liquidity and risks and uncertainties regarding our future liquidity, see “Risk Factors.”

The report of our independent registered public accounting firm includes an explanatory paragraph which states there is substantial doubt about the Company’s ability to continue as a going concern.

Our debt is comprised of the following credit facilities:

Senior Secured Term Loan—Our Senior Secured Term Loan consists of two tranches. The first tranche was with lenders who elected not to extend the maturity beyond December 21, 2013 (“non-extended lenders”), of which $54.8 million was outstanding as of February 2, 2013. The second tranche was with lenders who elected to extend the maturity date to December 21, 2015 (“extended lenders”), of which $74.6 million (of principal and accrued PIK interest) was outstanding as of February 2, 2013.

Eurodollar loans owing to non-extended lenders bear interest at LIBOR, plus the “Eurodollar applicable rate” which ranges between 4.50% and 4.75%. As of February 2, 2013, our interest rate under the Senior Secured Term Loan for non-extended loans was 5.5%.

Eurodollar loans owing to extended lenders have both cash and PIK interest components. Such loans bear interest at LIBOR (which shall be deemed to be equal to at least 1.25%), plus 5.75%. As of February 2, 2013, our cash interest rate under the Senior Secured Term Loan for extended loans was 7.0%. In addition, our extended loans bear a PIK interest due at the end of the term at a rate equal to 3.00% or 4.00% per annum, with such interest automatically increasing the principal amount of the extended term loans on an annual basis. When our credit rating falls below B3 by Moody’s or B- by S&P, the PIK interest rate increases to 4.00%. On October 24, 2012, Moody’s cut our credit rating to Caa1 from B3. As of February 2, 2013, the Company’s PIK interest rate was 4.50% based on our credit rating. Additional interest rate increases may also apply as a result of entering into the Waiver and Amendment No. 1 due to our noncompliance with our maximum adjusted leverage ratio covenant as of October 27, 2012, as discussed below.

In addition to the required quarterly principal payments of $0.4 million, we have to make periodic repayments on the Senior Secured Term Loan equal to a defined percentage rate (determined based on our leverage ratio and ratings) of excess cash flows, which ranges between 25% and 100%. We did not make any such prepayments during fiscal 2012.

In the event of a sale of a property owned by us, we are required to make repayments on the Senior Secured Term Loan equal to 75% of the proceeds, net of fees, cash tax, and other mandatory debt repayments. Pursuant to the sale leaseback of the six collateralized stores properties, we made a $7.6 million prepayment under this requirement on August 24, 2012. Pursuant to the sale leaseback of the collateralized store located in San Lorenzo, California, we made $1.2 million in prepayments under this requirement on May 18, 2012.

The maximum adjusted leverage ratio covenant (as defined in the Senior Secured Term Loan) is calculated on the last day of each fiscal quarter as (a) consolidated total funded debt on such date minus unrestricted cash over $3 million (as defined in the Senior Secured Term Loan) to (b) trailing four fiscal quarters Adjusted EBITDA (as defined in the Senior Secured Term Loan). The following table provides our maximum adjusted leverage ratio from October 27, 2012, the date of the first lender waived event of default, and through the remaining term of the Senior Secured Term Loan:

Fiscal Year	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2012			5.75:1	5.75:1
2013	5.75:1	5.25:1	5.25:1	5.25:1
2014	5.25:1	5.00:1	5.00:1	5.00:1
2015	5.00:1	4.75:1	4.75:1

As of October 27, 2012, our maximum adjusted leverage ratio was 7.64:1, which was not in compliance with the covenant above. As a result of this non-compliance we entered into Waiver and Amendment No. 1 to the Senior Secured Term Loan whereby the lenders waived our non-compliance in exchange for our agreement to, (a) reduce the outstanding balances owed to the non-extended lenders and the extended lenders prior to January 31, 2013, or, if such balances were not paid down (b) pay an additional 50 basis point in PIK interest to the non-extended lenders and the extended lenders, as applicable, until such time as the balances have been appropriately reduced. As of January 31, 2013, the balances owed to non-extended lenders and extended lenders had not been reduced and, as a result, the Company now pays an additional 50 basis points of PIK interest to both the non-extended lenders and the extended lenders.

As of February 2, 2013, our leverage ratio was 13.48:1, which was not in compliance with the Senior Secured Term Loan covenants enumerated above. As a result of this noncompliance, on February 14, 2013 we entered into a waiver which required the Company’s continued compliance with the terms and conditions set forth therein, including achievement of a mutually acceptable agreement with the Term Loan lenders by May 1, 2013 relating to refinancing or modifications to the Company’s capital structure in a way that serves the best interests of all of the Company’s stakeholders. On April 26, 2013, such date was extended by the lenders to June 30, 2013.

Senior Secured Credit Facility—The Company’s amended and restated Senior Secured Credit Facility has a revolving loan facility of $120.0 million, and a FILO term facility of $7.5 million. The Senior Secured Credit Facility matures on the earlier to occur of 90 days prior to the maturity of any portion of the Senior Secured Term Loan and October 17, 2017. Unless the non-extend lenders under the Senior Secured Term Loan are repaid, or the maturity of such loans is extended, the Senior Secured Credit Facility will mature on September 23, 2013. As of February 2, 2013, $78.8 million was outstanding under the credit facility. As of April 22, 2013, the Company had $17.4 million available to borrow on the credit facility. The amended credit facility contains provisions that allow the Company to request an expansion of the facility by up to $50.0 million and the addition of a last-in-last-out term loan tranche, in each case subject to certain conditions such as no default having occurred, and in each case subject to lenders’ election to participate.

On February 11, 2013, the Company further amended the Senior Secured Credit Facility to, among other things, extend certain financial accommodations to the Company to increase the size of the credit facility by up to $17.5 million through the addition of a Supplemental Term Loan, increasing the total facility size to $145.0 million.

Interest rates on borrowings under the revolving credit facility are either base rate (“BR”) loans or Eurodollar loans, at the Company’s discretion. BR loans bear interest at the greatest of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., or (b) the federal funds rate plus 0.5%, plus the BR applicable margin, which ranges between 0.50% and 1.00%. Eurodollar loans bear interest at LIBOR plus the LIBOR applicable margin, which ranges between 1.50% and 2.00%. At February 2, 2013, the Company’s interest rate was 2.0%. The interest rate spreads applicable to the Company’s borrowings fluctuate based upon the average excess availability as defined by the agreement.

Interest rate on the FILO term facility is at the Company’s option, either (a) the BR interest plus 1.75% or (b) LIBOR plus 2.75%.

The Senior Secured Credit Facility subjects the Company to certain restrictive covenants, including, but not limited to compliance with the maximum leverage ratio covenant contained in the Senior Secured Term Loan, as described above and an excess availability covenant which requires us to maintain excess availability of at least the greater of (i) 13.3% of Maximum Revolving Availability and (ii) $16.0 million which reduces our ability to borrow under the Senior Secured Credit Facility. Pursuant to a waiver dated February 14, 2013 to the Senior Secured Term Loan we are in compliance with the maximum leverage ratio covenant in the Senior Secured Term Loan, which means we remain in compliance for purposes of the Senior Secured Credit Facility.

Real Estate Secured Term Loan—In October 2010, we entered into a $50.0 million real estate secured loan with a group of lenders. On July 27, 2012 we completed a sale leaseback transaction for six properties, and entered into a leaseback agreement with respect to the sale. Proceeds of $25.2 million from the sale leaseback transaction were used to pay-off the Real Estate Secured Term Loan in its entirety as of July 28, 2012.

Current Liability Presentation—As discussed in Note 2 to consolidated financial statements, at the end of the fiscal year on February 2, 2013, we were not in compliance with the maximum adjusted leverage ratio covenant under our Senior Secured Term Loan. On February 14, 2013, the lenders under the Senior Secured Term Loan waived compliance with the maximum adjusted leverage ratio covenant with respect to our quarter ended February 2, 2013, as well as for the first fiscal quarter of 2013 ending May 4, 2013, subject to our continued compliance with the terms and conditions of the waiver. Under the provisions of the waiver, our next applicable measurement date for the leverage ratio covenant compliance is August 3, 2013.

Non-compliance with the maximum adjusted leverage ratio covenant as of the next measurement date would cause a default under the financing arrangements. A default could result in our lenders under the Senior Secured Term Loan declaring the outstanding indebtedness ($129.4 million as of February 2, 2013) to be due and payable. As a result of the cross-default provisions in our debt agreements, a default under the Senior Secured Term Loan would result in a default under, and the acceleration of, payments in our Senior Secured Credit Facility. A default could result in our lenders under the Senior Secured Credit Facility declaring the outstanding indebtedness ($78.8 million as of February 2, 2013) to be due and payable. As a result, the amounts owing under the Senior Secured Term Loan and Senior Secured Credit Facility are presented as Current Liabilities in the consolidated balance sheet as of February 2, 2013.

CONTRACTUAL OBLIGATIONS

The following table summarizes our known contractual obligations as of February 2, 2013 (in millions).

	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Total debt(1)	$208.2	$208.2	$—	$—	$—
Capital lease obligations (includes interest)	103.4	11.9	23.2	20.1	48.2
Operating leases	297.5	34.3	59.0	45.2	159.0
Other lease obligations (includes interest)(2)	109.7	5.6	11.7	12.0	80.4
Purchase obligations(3)	28.4	28.0	0.4	—	—

Total	$747.2	$288.0	$94.3	$77.3	$287.6

(1)	See Note 6, “Long-term Debt and Capital Lease Obligations” of notes to consolidated financial statements for discussion of current liability presentation.
(2)	Other lease obligation represents $39.2 million of future payments on lease financing obligations, see Note 7, “Sale Leaseback Transactions” of notes to consolidated financial statements and $70.5 million for future rent payments on unconsummated sale leaseback transactions, see Note 8, “Commitments and Contingencies” of notes to consolidated financial statements.
(3)	Purchase obligations represent non-cancelable (a) merchandise purchase obligations and (b) non-merchandise contractual commitments, see Note 8, “Commitments and Contingencies” of notes to consolidated financial statements.

Certain reserves and contractual obligations were excluded from the table above due to the uncertainty in timing or amounts of such payments. These include $7.2 million of self insurance reserves and variable interest on our long-term debt. If both interest rates and debt remain constant, we expect interest obligations to be $13.2 million within the next 12 months. A 100 basis points change in interest rates, assuming consistent borrowings, could result in a $2.1 million change in interest obligations annually. A $1.0 million change in debt, assuming consistent interest rates, could result in a $0.1 million change in interest obligations annually. In the past 12 months, we have experienced a 109 basis points change in interest rate and a $8.7 million change in debt. If we were to experience the same interest fluctuation in the following 12 months, it could potentially change our interest obligations by approximately $2.9 million or approximately 22.1% of the $13.2 million in expected interest obligations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for fiscal 2012, are significant to reporting our results of operations and financial position.

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

Vendor Rebates and Allowances

We receive various vendor-funded rebates and allowances through a variety of programs and arrangements intended to offset our costs of promoting and selling certain vendor products. These vendor payments are recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales, as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is deferred until performance of the specified activity is deemed to be complete. For fiscal 2012, 2011 and 2010, we earned vendor rebates and allowances of $30.1 million, $29.5 million and $30.3 million, respectively.

Income Taxes and Deferred Taxes

The Company monitors its operating performance and evaluates the likelihood of the future realization of its deferred federal and state tax assets. In assessing the realization of these deferred tax assets and the need for a valuation allowance, the Company considers both positive and negative evidence to determine if a portion or all of the deferred tax assets will not be realized in the future. The recoverability of the deferred tax assets is based on historical and anticipated earnings levels and the ability to carry back any taxable losses and claim refunds against previously paid income taxes. If, based on the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, the Company records a valuation allowance. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. A pattern of objectively measured recent and cumulative financial reporting losses are a source of significant negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. In the second fiscal quarter of 2012, the Company concluded that the negative evidence outweighed the positive evidence, and accordingly, it is more likely than not that the Company would not be able to realize all of its federal and state deferred tax assets. Therefore, in fiscal 2012, the Company recorded a charge of $29.1 million to income tax expense to establish a valuation allowance against its deferred tax assets. At February 2, 2013, the Company’s valuation allowance was $29.1 million.

Accounting for the Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. If the carrying value of the asset or asset group exceeds the expected future cash flows expected to result from the use of the asset, on an undiscounted basis, an impairment loss is recognized. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value. The fair market value of these assets or asset group is determined using the income approach and Level 3 inputs (see Note 3), which require management to make estimates about future cash flows. The Company estimates the amount and timing of future cash flows based on historical experience and knowledge of the retail market in which each store operates. The Company recorded $15.0 million and $3.5 million of property and equipment impairment charges in connection with store assets during fiscal 2012 and 2011, respectively.

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

As of October 27, 2012, the Company tested its trade names for possible impairment, due to the decline in its market capitalization, the decline in revenues during the 13 weeks ended October 27, 2012, and lowered forecasted future revenues (compared to a forecast prepared in the fourth quarter of fiscal 2011). This analysis, which included reduced royalty rates, resulted in a fair value of trade names of $47.3 million, and, accordingly, the Company recognized non-cash trade name impairment of $60.3 million in the 13 weeks ended October 27, 2012.

As of February 2, 2013, the Company again tested its trade names for possible impairment, due to the continued significant decline in its market capitalization, lowered forecasted future revenues, its difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations, its negative working capital position, and the substantial doubt about the Company’s ability to continue as a going concern. This analysis, which included reduced royalty rates, resulted in a fair value of trade names of $11.5 million, and, accordingly, the Company recognized additional an non-cash trade name impairment of $35.8 million in the 14 weeks ended February 2, 2013.

Lease Accounting

The Company leases certain stores, office facilities, computers, and transportation equipment. The determination of operating and capital lease obligations is based upon the terms of the lease, estimated fair value of the leased assets, estimated useful life of the leased assets, and the contractual minimum lease payments as defined within the lease agreements. The Company may enter into sale leaseback agreements to sell certain facilities and lease them back consistent with their current operational use. If the lease under a new agreement is determined to be a capital lease, any gain or loss on the sale would be amortized in proportion to the amortization of the leased asset over the life of the lease. If the new lease is an operating lease, any gain would be amortized in proportion to the gross rent charged to expense over the lease term and any loss on the sale of the asset would be recognized immediately.

We also must evaluate sales of our properties which occur in sale leaseback transactions to determine the proper accounting for the proceeds of such sales either as a sale or a deposit. This evaluation requires certain judgments in determining whether or not clauses in the lease or any related agreements constitute continuing involvement. For those sale leasebacks that are accounted for as financing transactions, we must estimate our incremental borrowing rate, or another rate in cases where the incremental borrowing rate is not appropriate to utilize, for purposes of determining interest expense and the resulting amortization of the lease financing obligation. Changes in the determination of the incremental borrowing rates or other rates utilized in connection with the accounting for lease financing transactions could have a significant effect on the interest expense and underlying balance of the lease financing obligations.

Self Insurance Reserves

We have insurance contracts for exposures incurred after that date with third-party insurance companies for a number of risks including workers’ compensation and general liability claims. We record insurance reserves based on the expected ultimate settlement value of claims filed and claims incurred but not yet reported. Our estimated claim amounts are discounted using a risk-free rate based on the duration that approximates the expected period to settle such claims. The discount rate used was 2% in fiscal 2012 and 4% in each of fiscal 2011 and 2010. A 50 basis point change in the risk-free rate would change our reserve by approximately $0.1 million. In estimating this liability, we utilized loss trend factors based on company-specific data to project the future loss rate. Loss estimates are adjusted based upon actual claims settlements and reported claims. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes, and claim settlement patterns.

Although we do not expect the amounts ultimately paid to differ significantly from our estimates, insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

New Accounting Pronouncements—Under the Jumpstart Our Business Startups Act, or JOBS Act, the Company meets the definition of an emerging growth company. The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Item 7A.—Quantitative and Qualitative Disclosures About Market Risk

We face market risk exposure in the form of interest rate risk. These market risks arise from our debt obligations. We have no international operations. Our exposure to foreign currency fluctuations is not significant to our financial condition or results of operations.

Interest Rate Risk

All interest-rate derivative instruments are considered non-trading. At February 2, 2013, 79.6% of our total debt portfolio, including capital leases, was variable rate. Based on the size of this variable rate debt portfolio at February 2, 2013, which totaled approximately $208.2 million, an immediate 100 basis points change in interest rates would have affected annual pretax funding costs by $2.1 million.

We do not enter into derivative financial contracts for trading purposes. Derivative financial instruments embedded in our store leases related to Consumer Price Index (“CPI”) are recorded at fair value. At February 2, 2013, the fair value of the derivative financial instruments embedded in our leases was $3.6 million. A 1% increase in CPI will increase interest expense by approximately $0.2 million.

ITEM 8.—Financial Statements and Supplemental Data

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Orchard Supply Hardware Stores Corporation:

We have audited the accompanying consolidated balance sheets of Orchard Supply Hardware Stores Corporation and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orchard Supply Hardware Stores Corporation and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, prior to December 30, 2011, the Company was a subsidiary of Sears Holdings Corporation (“Sears Holdings”). The accompanying consolidated financial statements have been prepared from the separate records maintained by the Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated company. As more fully described in Notes 1 and 12, portions of certain expenses included in the accompanying consolidated financial statements represent allocations from Sears Holdings applicable to the consolidated group as a whole.

The accompanying consolidated financial statements for the fiscal year ended February 2, 2013 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company was not in compliance with the leverage ratio covenant in its senior secured term loan as of February 2, 2013. As also discussed in Note 2, the Company’s difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations, and its negative working capital position as of February 2, 2013, raise substantial doubt about its ability to continue as a going concern. Management’s plans are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

San Francisco, California

May 3, 2013

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 2, 2013 AND JANUARY 28, 2012

(In thousands, except shares and par values)

	Fiscal Year
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,532	$8,148
Restricted cash	—	556
Merchandise inventories	171,385	157,671
Income taxes receivable	3,115	—
Deferred income taxes	1,657	14,129
Prepaid expenses and other current assets	17,370	13,228

Total current assets	200,059	193,732
PROPERTY AND EQUIPMENT, NET	168,343	210,362
INTANGIBLE ASSETS, NET	29,750	133,916
DEFERRED FINANCING COSTS AND OTHER LONG-TERM ASSETS	9,261	8,493

TOTAL	$407,413	$546,503

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Merchandise payables	$47,813	$54,410
Accrued expenses and other liabilities	39,661	44,508
Current portion of long-term debt and capital lease obligations	214,494	8,269
Deposits from sale leaseback of real property	—	21,471

Total current liabilities	301,968	128,658
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	46,948	254,152
LONG-TERM DEPOSITS FROM SALE LEASEBACK OF REAL PROPERTIES	39,780	—
OTHER LONG-TERM LIABILITIES	42,237	29,286
DEFERRED INCOME TAXES	7,090	48,108

Total liabilities	438,023	460,204

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock ($0.00001 par value; 20,000,000 shares authorized, 4,806,000 Series A shares issued and outstanding at February 2, 2013 and January 28, 2012; $19,993 liquidation preference)	16,529	16,529
Class A common stock ($0.01 par value; 15,000,000 shares authorized, 4,830,147 shares and 4,806,000 shares issued and outstanding at February 2, 2013 and January 28, 2012)	48	48
Class B common stock ($0.01 par value; 3,000,000 shares authorized, 8,644 shares issued and outstanding at February 2, 2013 and January 28, 2012)	—	—
Class C common stock ($0.01 par value; 3,000,000 shares authorized, 1,194,000 shares issued and outstanding at February 2, 2013 and January 28, 2012)	12	12
Additional paid-in capital	250,430	248,963
Accumulated deficit	(297,629)	(179,253)

Total stockholders’ equity (deficit)	(30,610)	86,299

TOTAL	$407,413	$546,503

See notes to consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

(In thousands, except shares and per share amounts)

	Fiscal Year
	2012 53 Weeks	2011 52 Weeks	2010 52 Weeks
Net sales	$657,313	$660,472	$660,701

Cost of sales and expenses:
Cost of sales (excluding depreciation and amortization)	450,861	441,031	431,839
Selling and administrative	187,666	173,658	165,662
Depreciation and amortization	32,490	29,390	31,187
Trade name and property and equipment impairment	111,073	3,526	331
Loss on sale of real property	368	14,780	—

Total cost of sales and expenses	782,458	662,385	629,019

Operating (loss) income	(125,145)	(1,913)	31,682
Interest expense, net	24,718	23,362	17,392

(Loss) income before income taxes	(149,863)	(25,275)	14,290
Income tax (benefit) expense	(31,487)	(10,825)	5,573

Net (loss) income	$(118,376)	$(14,450)	$8,717

Net income (loss) per common share attributable to common stockholders:
Basic and diluted (loss) income per share	$(19.64)	$(2.40)	$1.45
Basic and diluted weighted average common shares outstanding	6,025	6,010	6,013

See notes to consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

(In thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance January 30, 2010	6,000,000	$60	12,708	$—	—	$—	—	$—	$262,446	$(173,520)	$88,986
Stock-based compensation expense									329		329
Net income										8,717	8,717

Balance January 29, 2011	6,000,000	60	12,708	—	—	—	—	—	262,775	(164,803)	98,032
Stock-based compensation expense									328		328
Conversion of Class A common stock to Class C common stock	(1,194,000)	(12)			1,194,000	12					—
Stock repurchase			(4,064)	—					(54)		(54)
Issuance of preferred stock							4,806,000	16,529	(16,529)		—
Transfer of state net-operating loss, net of federal tax expense									2,443		2,443
Net loss										(14,450)	(14,450)

Balance January 28, 2012	4,806,000	48	8,644	—	1,194,000	12	4,806,000	16,529	248,963	(179,253)	86,299
Stock-based compensation expense									1,467		1,467
Stock shares issued	24,147	—									—
Net loss										(118,376)	(118,376)

Balance February 2, 2013	4,830,147	$48	8,644	—	1,194,000	$12	4,806,000	$16,529	$250,430	$(297,629)	$(30,610)

See notes to consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

(In thousands)

	Fiscal Year
	2012 53 Weeks	2011 52 Weeks	2010 52 Weeks
Cash flows from operating activities:
Net (loss) income	$(118,376)	$(14,450)	$8,717
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,490	29,390	31,187
Amortization and write-off of deferred financing costs	4,262	2,332	1,170
Loss on disposal/sale of real property and equipment	1,121	18,093	633
Trade name and property and equipment impairment	111,073	—	—
Stock-based compensation	1,467	328	329
Deferred income taxes	(28,556)	(17,350)	(6,721)
Deferred rent	1,398	2,036	(1,302)
Change in operating assets and liabilities:
Merchandise inventories	(13,714)	14,379	(10,785)
Prepaid expenses and other assets	(6,073)	(95)	902
Merchandise payables	(6,597)	(915)	19,046
Accrued expenses and other liabilities	(8,012)	(1,855)	9,372

Net cash (used in) provided by operating activities	(29,517)	31,893	52,548

Cash flows from investing activities:
Restricted cash	556	—	(556)
Purchases of property and equipment	(15,088)	(15,460)	(11,486)
Proceeds from sale of property and equipment	6,652	35,350	—
Deposits from sale of real property	41,491	21,471	—

Net cash provided by (used in) investing activities	33,611	41,361	(12,042)

Cash flows from financing activities:
Borrowings on Senior Secured Credit Facility	70,500	58,650	48,300
Repayments on Senior Secured Credit Facility	(25,688)	(72,650)	(300)
Principal payments on Real Estate Term Loan	(27,878)	(22,122)	—
Borrowings from Real Estate Term Loan	—	—	50,000
Principal payments on Commercial Mortgage-backed Loan	—	—	(120,000)
Principal payments on Senior Secured Term Loan	(10,646)	(35,900)	(2,000)
Payment for shares repurchased	—	(54)	—
Payment of deferred financing costs	(2,338)	(3,482)	(4,152)
Payments of capital and financing lease obligations	(9,660)	(5,152)	(5,711)

Net cash used in financing activities	(5,710)	(80,710)	(33,863)

Net (decrease) increase in cash and cash equivalents	(1,616)	(7,456)	6,643
Cash and cash equivalents at beginning of period	8,148	15,604	8,961

Cash and cash equivalents at end of period	$6,532	$8,148	$15,604

Supplemental disclosures of cash flows information:
Cash paid for interest	$20,423	$20,000	$16,421

Cash paid for income taxes	$2,503	$9,293	$16,651

Noncash investing and financing activities:
Noncash property and equipment purchases	$7,873	$1,699	$1,137

Assets acquired through capital leases and financing lease obligations	$—	$6,691	$3,073

Noncash conversion of accrued payment-in-kind interest to debt	$2,409	$—	$—

See notes to consolidated financial statements.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

1. BASIS OF PRESENTATION

Orchard Supply Hardware Stores Corporation (the “Company”) operates neighborhood hardware and garden stores focused on paint, repair and the backyard. The Company was originally founded as a purchasing cooperative in San Jose, California in 1931. As of February 2, 2013, the Company operated 89 full-service home improvement stores in California.

The consolidated financial statements have been prepared from the records of the Company and its subsidiaries, Orchard Supply Hardware LLC and OSH Properties LLC. Unless otherwise specified, all references to the “Company” refer to Orchard Supply Hardware Stores Corporation and subsidiaries. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany amounts and transactions have been eliminated in consolidation.

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

All agreements, arrangements, commitments and understandings between the Company and its subsidiaries and other affiliates, on the one hand, and Sears Holdings and its other subsidiaries and other affiliates, on the other hand, terminated effective as of the Spin-Off, except certain agreements and arrangements between the Company and Sears Holdings. See Note 12 for the related-party agreements.

Transition Service Arrangements—Effective with the Spin-Off, the Company entered into a transition service agreement (the “Transition Services Agreement”) whereby Sears Holdings continued to provide to the Company the same services provided prior to the Spin-Off and which enabled the Company to retain access to various other third-party services until the Company was able to set up its stand-alone corporate functions and/or contract with third-party service providers. In December 2011, the Company completed its transition of payroll and legal functions from Sears Holdings. The remaining miscellaneous accounting and tax support services were transitioned in fiscal 2012.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

Prior to the Spin-Off, the Company entered into a series of annual shared services agreements (the “Services Agreement”) to provide the Company with certain corporate support services while the Company built its own stand-alone corporate support functions for legal, tax, and certain other corporate support functions. The costs and allocations charged to the Company by Sears Holdings may not necessarily have reflected the costs of obtaining the services from unaffiliated third parties, or if the Company had performed the applicable services itself. The methods by which Sears Holdings allocated its costs were based on a prorated estimate of costs expected to be incurred by Sears Holdings. The consolidated financial statements for fiscal periods prior to the Spin-Off contained herein may not be indicative of the Company’s consolidated financial position, operating results and cash flows in the future, or what they would have been if it had been a stand-alone company during all periods presented. The Company has not included an estimate of what these costs would have been on a stand-alone basis because it is not practicable to do so. The Company does not expect the allocated expenses for these functions on a stand-alone basis to be materially different than what is reflected in its historical consolidated financial statements.

Fiscal Year—The Company’s fiscal year ends on the Saturday nearest to January 31. The fiscal year ended February 2, 2013 (“fiscal 2012”) consisted of 53 weeks and fiscal years ended January 28, 2012 (“fiscal 2011”) and January 29, 2011 (“fiscal 2010”) consisted of 52 weeks.

Segment Reporting—The Company operates in one segment. The Company’s operations include activities related to its stores, which are all located in California as of February 2, 2013. The Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews separate revenues by categories information for the Company’s repair and maintenance, backyard, and paint and home merchandise. The Company’s repair and maintenance category consists of plumbing, electrical, tools, hardware, and industrial merchandise. The Company’s backyard category consists of nursery, garden, outdoor power and seasonal merchandise. The Company’s paint and home category consists mainly of paint, housewares and appliances merchandise. All other financial information is reviewed on a consolidated basis.

The following table presents the Company’s net sales by merchandise categories for fiscal 2012, 2011 and 2010 (in millions):

	2012	2011	2010
Repair and maintenance	$261.7	$273.1	$271.1
Backyard	270.2	251.6	252.2
Paint and home	125.4	135.8	137.4

Net sales	$657.3	$660.5	$660.7

2. GOING CONCERN UNCERTAINTY

As of February 2, 2013, the Company had cash and cash equivalents of $6.5 million and total debt and capital lease obligations of $261.4 million, a net working capital deficit of $101.9 million, and an accumulated deficit of $297.6 million. As of April 22, 2013, the Company had $17.4 million (unaudited) available to borrow on its credit facility. The Company’s liquidity is dependent upon its cash and cash equivalents, cash flows provided by operating activities and the continued availability of borrowings under its financing arrangements. The financing arrangements require the Company to maintain compliance with certain financial covenants including a leverage ratio covenant in its Senior Secured Term Loan.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

In fiscal 2012, the Company’s ability to comply with the leverage ratio covenants under its financial arrangements has been adversely impacted by, among other things: a decline in operating results during fiscal 2012, as the Company incurred a net loss of $118.4 million in fiscal 2012; increased costs associated with being a public company independent from Sears Holdings; the impact of paying rent on properties previously owned, but sold pursuant to multiple sale leaseback transactions; and continued economic weakness in the markets in which the Company operates. At the end of the second fiscal quarter on July 28, 2012, the Company would not have been in compliance with the leverage ratio covenant under its Senior Secured Term Loan agreement had it not completed a six-store sale leaseback transaction. At the end of the third fiscal quarter on October 27, 2012, the Company was not in compliance with the leverage ratio covenant under its Senior Secured Term Loan, but received a waiver of this covenant for that measurement date.

At the end of the 2012 fiscal year, the Company was not in compliance with the leverage ratio covenant under the Senior Secured Term Loan. On February 14, 2013, the lenders under the Senior Secured Term Loan waived compliance with the leverage ratio covenant with respect to the Company’s quarter ended February 2, 2013, as well as for the first fiscal quarter of 2013 ending May 4, 2013, subject to its continued compliance with the terms and conditions of the waiver, including achieving a mutually acceptable agreement with the lenders by June 30, 2013, as described below. The Company’s next applicable measurement date for the leverage ratio covenant compliance is August 3, 2013.

In connection with the waiver obtained on February 14, 2013, the Senior Secured Term Loan lenders imposed several requirements upon the Company, including achieving a mutually acceptable agreement with them by May 1, 2013 with regard to refinancing or modifications to the Company’s capital structure. On April 26, 2013, the Senior Secured Term Loan lenders extended such date to June 30, 2013. The Company continues to explore all financial and strategic alternatives to maintain its business including, but not limited to, one or more transactions that may include a comprehensive financial reorganization of the Company or a transaction such as a sale or merger of the Company. The Company may also acquire funding through the issuance of debt, equity, additional real estate sale or sale leaseback transactions, or a combination of these items. Implementation of any of these strategies is likely to result in very significant dilution to the Company’s stockholders or a complete loss of their investment. The Company cannot provide any assurances that any restructuring can be completed out-of-court.

Failure to comply with the terms and conditions of the waiver would cause a default and, as a result, the lenders under the Company’s Senior Secured Term Loan could declare the outstanding indebtedness to be due and payable, in acceleration of the current maturity dates of December 21, 2013 ($54.8 million) and December 21, 2015 ($74.6 million). As a result of the cross-default provisions in the Company’s debt agreements, a default under the Senior Secured Term Loan could result in a default under, and the acceleration of, payments in its Senior Secured Credit Facility of $78.8 million. In addition, the Company’s lenders would be entitled to proceed against the collateral securing the indebtedness. If any of the Company’s indebtedness were to be accelerated, it would adversely affect its ability to operate its business, which could prevent it from continuing its ongoing operations.

The accompanying fiscal 2012 consolidated financial statements have been prepared assuming the Company will continue as a going concern. There are significant uncertainties surrounding: the Company’s recurring losses from operations, its negative working capital as of the end of fiscal 2012, the Company’s inability to maintain compliance with the leverage ratio covenant under the Senior Secured Term Loan, its ability to comply with the terms and conditions of the waiver discussed above, noncompliance with which would cause a default and, as a result, the lenders under the Senior Secured Term Loan and Senior Secured Credit Facility could declare the outstanding indebtedness of $208.2 million as of February 2, 2013 to be due and payable, and the requirement to

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

agree by June 30, 2013 upon a mutually acceptable refinancing or modifications to the Company’s capital structure with the Senior Secured Term Loan lenders. These uncertainties raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans concerning these matters are discussed above. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and reported amounts of net sales and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates are required as part of inventory valuation, reserves for sales returns and allowances, recoverability of long-lived assets, intangible asset valuation, lease accounting, valuation of store lease derivatives, and accruals for casualty insurance reserves.

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

Due to their short-term nature, the carrying value of the Company’s cash and cash equivalents, restricted cash, other current assets, merchandise payables, accrued expenses, and other current liabilities approximate their fair value. Included in cash and cash equivalents are money market funds, which fair value was determined using Level 1 inputs. The fair value of the Senior Secured Term Loan is based on the trading value as of February 2, 2013 and January 28, 2012, respectively, which was determined using Level 1 inputs. The carrying value of the Company’s debt obligations with respect to the Senior Secured Credit Facility approximated their fair value at February 2, 2013 and January 28, 2012, based on borrowing rates available to the Company, which are considered Level 2 inputs.

In connection with the Company’s evaluation of long-lived assets for impairment, certain long-lived assets were measured at fair value on a non-recurring basis using Level 3 inputs. In the determination of impairment for operating stores, the Company determined the fair values of individual operating stores using an income approach, which required discounting projected future cash flows. When determining the projected future cash flows associated with an individual operating store, management made assumptions, incorporating local market conditions, about key store variables, including sales growth rates, gross margin and controllable expenses such as store payroll and occupancy expense. In order to calculate the present value of those future cash flows, the

Company discounted cash flow estimates at a rate commensurate with the risk used in determining the

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

Company’s cost of capital. In the determination of trade name impairment, the Company uses the relief from royalty method (which utilizes a discounted cash flow model) to determine the fair value of the trade names. The key assumptions utilized to determine such fair value consists of estimated future revenues and royalty rates. In order to calculate the present value of the future cash flows, the Company discounts such cash flow estimates at a rate commensurate with the risk used in determining the Company’s cost of capital.

The Company measures store lease derivatives using Level 3 inputs. Certain of our store leases have future rent increases that are tied to an index of annual changes in the Consumer Price Index (“CPI”). The fair value of such derivatives is computed using the historical increases in CPI and the value calculated using the maximum rent escalation rate cap as defined by the leases. Derivative financial instruments embedded in leases are recorded at fair value in the consolidated balance sheets as capital lease assets if the lease is a capital lease or as other long-term assets if the lease is an operating lease. The assets are amortized over the life of the lease to depreciation and amortization expense. In addition, they are recorded in other long-term liabilities at fair value and any gain or loss on the derivative financial instruments is recorded in interest expense in the consolidated statements of operations.

In the determination of the impairment for assets held for sale, which consists of a real property associated with a relocation, the fair value was determined using a Level 2 quoted market price. The Company determined the estimated selling price by obtaining broker information on the specific property.

The Company was not required to measure any other significant non-financial assets and liabilities at fair value on a non-recurring basis as of February 2, 2013 and January 28, 2012.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and in banks as well as all highly liquid investments with a maturity date at purchase of three months or less. The Company also includes within cash equivalents deposits in transit from banks for payments related to third-party credit card and debit card transactions.

Restricted Cash—As of January 28, 2012, the Company had restricted cash of $0.6 million to pay for maintenance costs related to owned properties. This restricted cash was established in connection with the Real Estate Term Loan, which was paid during fiscal 2012 (see Note 6).

Merchandise Inventories—The Company’s housewares, hardware and garden inventory are valued under the retail inventory method using a last-in, first-out (“LIFO”) cost flow assumption. To estimate the effects of changing prices in inventory the Company utilizes external price indices determined by an outside source, the Bureau of Labor Statistics. At February 2, 2013 and January 28, 2012 approximately $47.7 million and $47.3 million, respectively, of the Company’s merchandise inventories were valued under LIFO. If the first-in, first-out method of inventory valuation had used instead of the LIFO method, merchandise inventories would have been $6.4 million and $4.0 million lower at February 2, 2013 and January 28, 2012, respectively. The LIFO layers were liquidated by $4.1 million in fiscal 2012. There were no liquidations of LIFO layers during fiscal 2011 and 2010.

Vendor Rebates and Allowances—The Company receives various vendor-funded rebates and allowances through a variety of programs and arrangements intended to offset the Company’s costs of promoting and selling certain vendor products. These vendor payments are recorded as a reduction to the cost of merchandise inventories when earned and, thereafter, as a reduction of cost of sales, as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is deferred until performance of the specified activity is deemed to be complete. The Company earned vendor rebates and allowances of $30.1 million, $29.5 million and $30.3 million in fiscal 2012, 2011 and 2010, respectively. Vendor rebates and

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

allowances deferred at February 2, 2013 and January 28, 2012 were $8.5 million and $10.9 million, respectively, and are included as a reduction to merchandise inventories in the consolidated balance sheets.

Assets Held for Sale—The Company classifies long-lived assets as held for sale when certain criteria are met, including management’s commitment to a plan to sell the assets. Assets that have met the criteria to be classified as held for sale are recorded at fair value within prepaid expenses and other current assets within the consolidated balance sheets. Assets held for sale are recorded at market value based on estimated selling price, net of disposal cost. The Company had $1.8 million of assets held for sale at January 28, 2012. During fiscal 2011, the Company recognized a $0.8 million expense in trade names and property and equipment impairments in the consolidated statements of operations as a result of change in market value of assets held for sale.

Property and Equipment—Property and equipment is stated at cost, less accumulated depreciation and amortization. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred. Certain real properties of the Company, including three owned store locations and six owned buildings, which are subject to ground lease, are collateral for a portion of the Company’s outstanding debt (see Note 6).

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

Accounting for the Impairment of Long-lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. If the carrying value of the asset or asset group exceeds the expected future cash flows expected to result from the use of the asset, on an undiscounted basis, an impairment loss is recognized. The impairment loss recognized is the excess of the carrying value of the asset or asset group over its fair value. The fair market value of these assets or asset group is determined using the income approach and Level 3 inputs, which require management to make estimates about future cash flows. The Company estimates the amount and timing of future cash flows based on historical experience and knowledge of the retail market in which each store operates. The impairment charges are included in the trade names and property and equipment impairments in the consolidated statements of operations.

Intangible Assets—The Company’s trade name assets, OSH and Orchard Supply Hardware, are not subject to amortization. Trade names are tested for impairment annually (as of the last day of the Company’s November accounting period) or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the trade names with their carrying amount. The Company uses the relief from royalty method (which utilizes a discounted cash flow model) to determine the fair value of the trade names. Potential impairment exists if the fair value of trade names is less than their carrying amount. The use of different assumptions, estimates or judgments in the trade name asset impairment testing process, such as the estimated future revenues, royalty rates, and the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of the assets, and therefore, impact the related impairment charge, if any.

The Company’s definite-lived favorable leasehold rights are amortized over their useful lives. The Company tests its intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable. The assets are tested for impairment at the

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

store level which represents the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the undiscounted future cash flows from the asset tested are less than the carrying value, a loss equal to the difference between the carrying value and the fair market value of the asset is recorded. Fair value is determined using discounted cash flow methods. The Company’s analysis requires judgment with respect to many factors, including future cash flows, future revenue and expense growth rates, and success at executing its business strategy. It is possible that the Company’s estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of its intangible assets subject to amortization for impairment.

Deferred Financing Costs—The Company amortizes deferred financing costs incurred in connection to the issuance of the Company’s Senior Secured Credit Facility and Senior Secured Term Loan by using the straight-line method, which approximates the effective interest method, over the expected life of the associated financing agreements. Amortization and write-off of deferred financing costs was $4.3 million, $2.3 million and $1.2 million for fiscal 2012, 2011 and 2010, respectively.

Lease Accounting—The Company leases its distribution center, certain stores, store support center, computers, and transportation equipment. The determination of operating and capital lease obligations is based upon the terms of the lease, estimated fair value of the leased assets, estimated life of the leased assets, and the contractual minimum lease payments as defined within the lease agreements. For certain store leases, amounts in excess of these minimum lease payments are payable based upon specified percentages of sales. Contingent rent is accrued during the period it becomes probable that a particular store will achieve a specified sales level thereby triggering a contingent rental obligation. Certain leases also include escalation clauses and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease.

Lease Financing Obligations—In certain lease arrangements, the Company is involved with the construction of the building (generally on land owned by the landlord). If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction-in-progress and the pre-existing building. Once construction is complete, the Company considers the requirements for sale leaseback treatment, including the transfer back of all risks of ownership and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale leaseback treatment, the building assets subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations in other long-term liabilities and the lease payments are applied as payments of principal and interest. The selection of the interest rate on lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. At February 2, 2013 and January 28, 2012, the Company has recorded $13.1 million and $5.3 million, respectively, in other long term liabilities for lease financing obligations.

Sale Leaseback Accounting—The Company has entered into sale leaseback agreements to sell certain facilities owned by the Company and leased them back for use consistent with their current operational use. If the lease under a new agreement is determined to be a capital lease, any gain or loss on the sale is amortized in proportion to the amortization of the leased asset over the life of the lease. If the new lease is an operating lease, any gain is amortized in proportion to the gross rent charged to expense over the lease term and any loss on the sale of the asset would be recognized immediately.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

The Company evaluates sales of properties which occur in sale leaseback transactions to determine the proper accounting for the proceeds of such sale transactions either as a sale or a deposit. This evaluation requires certain judgments in determining whether all considerations have been exchanged and whether there is continuing involvement with respect to the property. For transactions that have not yet met the sale criteria, the Company accounts for the proceeds as deposits from sale leaseback of real property and offsets rent payments against these deposits. Once all conditions of the sale have been met, a sale is recognized, as appropriate. As of February 2, 2013 and January 28, 2012, the Company had $39.8 million and $21.5 million of deposits from unconsummated sale leaseback transactions of real property in the consolidated balance sheets, respectively.

Self Insurance—The Company has insurance contracts with third-party insurance companies for exposures for a number of casualty risks including workers’ compensation and general liability claims. The Company records reserves for uninsured claims based on the expected ultimate settlement value of claims filed and claims incurred but not yet reported. The Company’s estimated claim amounts are discounted using a risk-free rate based on the duration that approximates the expected period to settle such claims. The discount rate used was 2% in fiscal 2012 and 4% each in fiscal 2011 and 2010. In estimating this liability, the Company utilized loss trend factors based on Company-specific data to project the future loss rate. Loss estimates are adjusted based upon actual claims settlements and reported claims. In estimating this liability, the Company utilized loss trend factors based on company-specific data to project the future loss rate. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes, and claim settlement patterns.

Changes in the Company’s self insurance reserves for fiscal 2012, 2011, and 2010 are as follows (in millions):

	2012	2011	2010
Self insurance reserves—beginning of period	$7.0	$5.9	$4.7
Claim expenses (including change in discount rate in 2012)	2.3	3.2	2.3
Claim payments	(2.4)	(2.1)	(1.1)

Self insurance reserves—end of period	$6.9	$7.0	$5.9

Total undiscounted self insurance reserves—end of period	$7.2	$8.1	$6.8

The Company’s casualty insurance reserves reflected in other current liabilities and other long-term liabilities in the consolidated balance sheets represent an estimate of the ultimate cost of claims incurred as of the consolidated balance sheet date. Although the Company does not expect the amounts ultimately paid to differ significantly from its estimates, insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

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

Reserve for Sales Returns and Allowances—The Company calculates a reserve for returns and allowances as a percentage of sales based on historical return percentages, which is included in accrued expenses in the consolidated balance sheets. The reserve for sales returns and allowances consists of the following (in millions):

Year Ended:	Beginning Balance	Additions	Returns	Ending Balance
February 2, 2013	$0.6	$24.6	$(24.5)	$0.7
January 28, 2012	0.6	24.6	(24.6)	0.6
January 29, 2011	0.6	24.1	(24.1)	0.6

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

Gift Cards and Gift Card Breakage—Proceeds from the sale of gift cards are recorded as a liability and are recognized as revenue from merchandise sales when the cards are redeemed. The Company’s gift cards do not have an expiration date. Prior to the third quarter of fiscal 2012, all unredeemed gift card proceeds were reflected as a current liability, and the Company did not recognize any income from unredeemed gift cards. On October 26, 2012, the Company entered into an agreement with an unrelated third party who became the issuer of the Company’s gift cards going forward and also assumed the existing liability for unredeemed gift cards for which there were no currently existing claims under unclaimed property statutes. The Company is no longer the primary obligor for the third party issued gift cards and is therefore not subject to claims under unclaimed property statutes, as the agreement effectively transfers the ownership of such unredeemed gift cards and the related future escheatment liability, if any, to the third party. Accordingly, gift card breakage income of $1.4 million was recognized in fiscal 2012 for such unredeemed gift cards.

Cost of Sales—Cost of sales includes the merchandise cost as well as distribution, warehousing, delivery and store occupancy costs, offset by vendor allowances and rebates received by the Company. The Company’s cost of sales exclude depreciation and amortization of leased properties and the distribution center.

Selling and Administrative Expenses—Selling and administrative expenses primarily include selling and support payroll, advertising, and other administrative expenses.

Store Pre-Opening Costs—Store pre-opening costs, including store set-up, advertising and training expenses, incurred prior to the opening of new stores are expensed as incurred and are included in cost of sales in the accompanying consolidated statements of operations.

Advertising—Costs for newspaper, television, radio, and other media advertising are expensed in the period the advertising occurs. The cost of advertising charged to selling and administrative expenses was $21.2 million, $21.7 million and $22.9 million for fiscal 2012, 2011 and 2010, respectively.

Rent Expense—Minimum rental expense is recognized over the term of the lease. The Company recognizes minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as a deferred rent liability. The Company also receives tenant allowances, which are amortized as a reduction to rent expense in the consolidated statements of operations over the term of the lease. Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable (see Note 8).

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

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

interpretation of the tax laws, and tax planning. Future changes in tax laws, changes in projected levels of taxable income, and tax planning could affect the effective tax rate and tax balances recorded by the Company.

Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. These tax uncertainties are reviewed as facts and circumstances change and are adjusted accordingly. This requires significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the Company’s effective tax rate and cash flows in future years. Interest and penalties are classified as income tax expense in the consolidated statements of operations (see Note 11).

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the valuation of the Company’s financial instruments as measured at fair value on a recurring basis as of February 2, 2013 and January 28, 2012:

	Fair Value Measurements as of February 2, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$0.1	$—	$—
Liabilities:
Store lease liabilities	$—	$—	$3.6

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

	Fair Value Measurements as of January 28, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$3.0	$—	$—
Liabilities:
Store lease liabilities	$—	$—	$2.3

The estimated fair value of the Company’s financial instruments were as follows:

	February 2, 2013		January 28, 2012
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt:
Senior Secured Term Loan	$129.4	$105.5	$137.6	$100.7
Senior Secured Credit Facility	$78.8	$78.8	$34.0	$34.0

5. BALANCE SHEET COMPONENTS

Property and Equipment—Property and equipment at February 2, 2013 and January 28, 2012, consist of the following (in millions):

	2012	2011
Land	$41.9	$64.2
Buildings and improvements	112.0	126.3
Furniture, fixtures and equipment	81.5	79.3
Construction in progress	10.8	4.4
Capitalized leases	60.0	66.7

Total property and equipment	306.2	340.9
Less accumulated depreciation and amortization	(137.9)	(130.5)

Total property and equipment, net	$168.3	$210.4

The Company recorded depreciation expense of $21.5 million, $20.5 million and $22.6 million for fiscal 2012, 2011 and 2010, respectively. Accumulated amortization of capitalized lease assets was $28.9 million and $24.0 million at February 2, 2013 and January 28, 2012, respectively.

The Company recorded $15.0 million, $3.5 million and $0.3 million of asset impairment charges in connection with store assets for fiscal 2012, 2011 and 2010, respectively.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

Intangible Assets

Intangible assets as of February 2, 2013 and January 28, 2012, include the following (in millions):

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Net Carrying Amount
Indefinite-lived trade names	$107.6	$—	$(96.1)	$11.5
Favorable leases	94.9	(72.0)	(4.7)	18.2

Total intangible assets	$202.5	$(72.0)	$(100.8)	$29.7

	January 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Charge	Net Carrying Amount
Indefinite-lived trade names	$107.6	$—	$—	$107.6
Favorable leases	94.9	(65.9)	(2.7)	26.3

Total intangible assets	$202.5	$(65.9)	$(2.7)	$133.9

As of October 27, 2012, the Company tested its trade names for possible impairment, due to the decline in its market capitalization, the decline in revenues during the 13 weeks ended October 27, 2012, and lowered forecasted future revenues (compared to a forecast prepared in the fourth quarter of fiscal 2011). This analysis, which included a reduced royalty rate, resulted in a fair value of trade names of $47.3 million, and, accordingly, the Company recognized trade name impairment of $60.3 million in the 13 weeks ended October 27, 2012.

As of February 2, 2013, the Company again tested its trade names for possible impairment, due to the continued significant decline in its market capitalization, lowered forecasted future revenues, its difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations, its negative working capital position, and the substantial doubt about the Company’s ability to continue as a going concern. This analysis, which included a reduced royalty rate, resulted in a fair value of trade names of $11.5 million, and, accordingly, the Company recognized additional trade name impairment of $35.8 million in the 14 weeks ended February 2, 2013.

The Company recorded intangible amortization expense for its favorable leasehold rights of $6.1 million, $8.8 million and $8.6 million in the consolidated statements of operations during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Intangible amortization expense for the next five fiscal years based on the intangible asset balances as of February 2, 2013, is expected to be $5.1 million, $4.2 million, $2.4 million, $1.5 million, and $1.3 million, respectively.

The Company recorded favorable lease impairment charges of $2.0 million and $2.7 million in fiscal 2012 and 2011, respectively. No impairment for favorable leases was recorded in fiscal 2010.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at February 2, 2013 and January 28, 2012, consist of the following (in millions):

	2012	2011
Accrued expenses	$17.4	$15.2
Sales and other taxes	6.3	10.4
Non-merchandise payable	6.6	7.2
Payroll and related items	7.2	8.5
Self insurance reserves	2.2	2.4
Income tax payable	—	0.8

Total accrued expenses and other liabilities	$39.7	$44.5

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

The components of the Company’s debt and capital lease obligations as of February 2, 2013 and January 28, 2012 are as follows (in millions):

	2012	2011
Senior Secured Term Loan	$129.4	$137.6
Senior Secured Credit Facility	78.8	34.0
Real Estate Term Loan	—	27.9
Capital lease obligations	53.3	62.9

Total debt and capital lease obligations	261.4	262.4
Less portion to be paid within one year:
Senior Secured Term Loan	(129.4)	(1.8)
Senior Secured Credit Facility	(78.8)	—
Real Estate Term Loan	—	(0.5)
Capital lease obligations	(6.3)	(5.9)

Total long-term debt and capital lease obligations	$46.9	$254.2

Senior Secured Term Loan—On December 22, 2011, the Company amended, restated and extended its Senior Secured Term Loan. The amendment and restatement split the facility into two tranches. The first tranche was with lenders who elected not to extend the maturity beyond December 21, 2013 (“non-extended lenders”), of which $54.8 million was outstanding as of February 2, 2013. The second tranche was with lenders who elected to extend the maturity date to December 21, 2015 (“extended lenders”), of which $74.6 million (of principal and accrued PIK) was outstanding as of February 2, 2013. The Senior Secured Term Loan is secured by the Company’s excess inventory and trademarks.

Eurodollar loans owing to non-extended lenders bear interest at LIBOR, plus the “Eurodollar applicable rate” which ranges between 4.50% and 4.75%. As of February 2, 2013, the Company’s interest rate under the Senior Secured Term Loan for non-extended loans was 5.5%.

Eurodollar loans owing to extended lenders have both cash and PIK interest components. Such loans bear interest at LIBOR (which shall be deemed to be equal to at least 1.25%), plus 5.75%. As of February 2, 2013, the

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

Company’s interest rate under the Senior Secured Term Loan for extended loans was 7.0%. In addition, the Company’s extended loans bear a PIK interest due at the end of the term at a rate equal to 3.00% or 4.00% per annum, with such interest automatically increasing the principal amount of the extended term loans on an annual basis. When the Company’s credit rating falls below B3 by Moody’s or B- by S&P, the PIK interest rate increases to 4.00%. On October 24, 2012, Moody’s cut the Company’s credit rating to Caa1 from B3. As of February 2, 2013, the Company’s PIK interest rate was 4.50% based on its credit rating. Additional interest rate increases may also apply as a result of entering into the Waiver and Amendment No. 1 due to the Company’s noncompliance with its maximum adjusted leverage ratio covenant as of the October 27, 2012 measurement date, as discussed below.

In addition to the required quarterly principal payments of $0.4 million, the Company has to make periodic repayments on the Senior Secured Term Loan equal to a defined percentage rate (determined based on the Company’s leverage ratio and ratings) of excess cash flows, which ranges between 25% and 100%. The Company did not make any such prepayments during fiscal 2012.

In the event of a sale of a property owned by the Company, the Company is required to make repayments on the Senior Secured Term Loan equal to 75% of the proceeds, net of fees, cash tax, and other mandatory debt repayments. Pursuant to the sale leaseback of the six collateralized stores properties, the Company made a $7.6 million prepayment under this requirement on August 24, 2012. Pursuant to the sale leaseback of the collateralized store located in San Lorenzo, California, the Company made $1.2 million in prepayments under this requirement on May 18, 2012.

The maximum adjusted leverage ratio covenant (as defined in the Senior Secured Term Loan) is calculated on the last day of each fiscal quarter as (a) consolidated total funded debt on such date minus unrestricted cash over $3 million (as defined in the Senior Secured Term Loan) to (b) trailing four fiscal quarters Adjusted EBITDA (as defined in the Senior Secured Term Loan). The following table provides the Company’s maximum adjusted leverage ratio from October 27, 2012, the date of the first lender waived event of default, and through the remaining term of the Senior Secured Term Loan:

Fiscal Year	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2012			5.75:1	5.75:1
2013	5.75:1	5.25:1	5.25:1	5.25:1
2014	5.25:1	5.00:1	5.00:1	5.00:1
2015	5.00:1	4.75:1	4.75:1

As of October 27, 2012, the Company’s maximum adjusted leverage ratio was 7.64:1, which was not in compliance with the covenant above. As a result of this non-compliance we entered into Waiver and Amendment No. 1 to the Senior Secured Term Loan whereby the lenders waived the Company’s non-compliance in exchange for our agreement to (a) reduce the outstanding balances owed to the non-extended lenders and the extended lenders prior to January 31, 2013, or, if such balances were not paid down (b) pay an additional 50 basis point in PIK interest to the non-extended lenders and the extended lenders, as applicable, until such time as the balances have been appropriately reduced. As of January 31, 2013, the balances owed to non-extended lenders and extended lenders had not been reduced and, as a result, the Company now pays an additional 50 basis points of PIK interest to both the non-extended lenders and the extended lenders, as reflected above.

As of February 2, 2013, the Company’s maximum adjusted leverage ratio was 13.48:1, which was not in compliance with the Senior Secured Term Loan covenants enumerated above. As a result of this noncompliance,

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

on February 14, 2013 we entered into a waiver which required the Company’s continued compliance with the terms and conditions set forth therein, including achievement of a mutually acceptable agreement with the Term Loan lenders by May 1, 2013 relating to refinancing or modifications to the Company’s capital structure in a way that serves the best interests of all of the Company’s stakeholders. On April 26, 2013, the lenders extended such date to June 30, 2013.

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

Senior Secured Credit Facility—On October 17, 2012, the Company amended and restated its Senior Secured Credit Facility to increase the credit facility’s revolving loan facility from $100.0 million to $120.0 million, decrease the interest rate margins on which interest rates are calculated on the revolving loan facility and added a FILO term facility of $7.5 million. The Senior Secured Credit Facility matures on the earlier to occur of 90 days prior to the maturity of any portion of the Senior Secured Term Loan on October 17, 2017. Unless the non-extended lenders under the Senior Secured Term Loan are repaid, or the maturity of such loan is extended, the Senior Secured Credit Facility will mature on September 23, 2013. The credit facility is used for general corporate purposes and is secured by the Company’s inventory. As of February 2, 2013, there was $78.8 million outstanding under the credit facility and the Company had $29.1 million available to borrow on its credit facility. The amended credit facility contains provisions that allow the Company to request an expansion of the facility by up to $50.0 million and the addition of a last-in-last-out term loan tranche, in each case subject to certain conditions such as no default having occurred, and in each case subject to lenders’ election to participate. On February 11, 2013, the Company further amended the Senior Secured Credit Facility to, among other things, extend certain financial accommodations to the Company to increase the size of the credit facility by up to $17.5 million through the addition of a Supplemental Term Loan, increasing total borrowing capacity to $145.0 million.

Interest rates on borrowings under the revolving credit facility are either base rate (“BR”) loans or Eurodollar loans, at the Company’s discretion. BR loans bear interest at the greatest of (a) the prime rate as publicly announced by Wells Fargo Bank, N.A., or (b) the federal funds rate plus 0.5%, plus the BR applicable margin, which ranges between 0.50% and 1.00%. Eurodollar loans bear interest at LIBOR plus the LIBOR applicable margin, which ranges between 1.50% and 2.00%. At February 2, 2013, the Company’s interest rate was 2.0%. The interest rate spreads applicable to the Company’s borrowings fluctuate based upon the average excess availability as defined by the agreement.

Interest rate on the FILO term facility is at the Company’s option, either (a) the BR interest plus 1.75% or (b) LIBOR plus 2.75%.

The Senior Secured Credit Facility subjects the Company to certain restrictive covenants, including, but not limited to compliance with the leverage ratio covenant contained in the Senior Secured Term Loan, as described

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

above and an excess availability covenant which requires us to maintain excess availability of at least the greater of (i) 13.3% of Maximum Revolving Availability and (ii) $16,000,000, which reduces our ability to borrow under the Senior Secured Credit Facility. As a result of the cross-default provisions, a default under the Senior Secured Term Loan could result in a default under, and an acceleration of payments in the Senior Secured Credit Facility.

Real Estate Secured Term Loan—In October 2010, the Company entered into a $50.0 million real estate secured term loan. On July 27, 2012 the Company completed a sale leaseback transaction for six properties. Proceeds of $25.2 million from the sale leaseback transaction were used to pay-off the Real Estate Secured Term Loan in its entirety as of July 28, 2012.

Current Liability Presentation—As discussed above in Note 2, as of February 2, 2013, the Company was not in compliance with the maximum adjusted leverage ratio covenant under the Senior Secured Term Loan. Non-compliance with the maximum adjusted leverage ratio covenant as of the next measurement date would cause a default under the financing arrangements if the Company is unable to otherwise restructure or repay the term loan or otherwise obtain a waiver from the term loan holders at that time. A default could result in the Company’s lenders under the Senior Secured Term Loan declaring the outstanding indebtedness ($129.4 million as of February 2, 2013) to be due and payable. As a result of the cross-default provisions of the Company’s debt agreements, a default under the Senior Secured Term Loan would result in a default under, and the acceleration of payments in, the Company’s Senior Secured Credit Facility. A default could result in the Company’s lenders under the Senior Secured Credit Facility declaring the outstanding indebtedness ($78.8 million as of February 2, 2013) to be due and payable. In addition, the Company’s lenders would be entitled to proceed against the collateral securing the indebtedness. As a result, the amounts owed under the Senior Secured Term Loan and the Senior Secured Credit Facility are presented as current liabilities in the consolidated balance sheet as of February 2, 2013.

7. SALE LEASEBACK TRANSACTIONS

The Company evaluates sales of properties which occur in sale leaseback transactions to determine the proper accounting for the proceeds of such sales transactions either as a sale or a deposit. This evaluation requires certain judgments in determining whether all considerations have been exchanged and whether there is continuing involvement with respect to the property. For transactions that have not yet met the sale criteria, the Company accounts for the proceeds as deposits from the sale leaseback of real properties and offsets rent payments against the deposits. Once all conditions of the sale have been met, a sale is recorded, as appropriate.

In the third quarter of fiscal 2011, the Company sold for $21.3 million, all of its interest in its distribution center located in Tracy, California and entered into a leaseback agreement with respect to the sale. The commencement date of the lease was October 28, 2011. The lease is a 20-year lease and provides for three five-year extension options.

In the fourth quarter of fiscal 2011, the Company sold all of its interest in four store properties located in Hollywood, Pismo Beach, and San Jose, California and entered into leaseback agreements with respect to all four stores. The term of the Hollywood lease is from December 12, 2011 to June 30, 2014 and may be terminated on January 1, 2014, upon six months notice by the Company. The lease may also terminate upon two months notice from the landlord at any time except during February through June of each year. The term of the Pismo Beach store lease is 16 years, and the two stores in San Jose are 18 years, beginning on December 20, 2011 and include renewal option periods. The Company expects to continue to operate the facilities consistent with their existing use throughout their lease terms, with the exception of the Hollywood store, which the Company seeks to relocate.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

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

The leaseback agreements of the remaining three stores include provisions for the remodeling of the stores for which the landlord will reimburse the Company for the costs of Tenant Improvements (“TI”) up to an agreed upon amount. Due to the Company’s continuing involvement during the remodeling period, as the leases provide for the Company to assume substantially all of the construction period risk, the sale leaseback was not consummated until the TI were complete, and amounts spent were fully reimbursed to the Company by the landlord. Accordingly the sales of the three stores did not qualify for a sale leaseback accounting treatment as of January 28, 2012. The carrying value of these properties of approximately $25.4 million remained on the consolidated balance sheet at January 28, 2012 and no sales were recognized. Instead, the net cash received from the sale of these properties of $21.5 million was recorded as a deposit from sale leaseback of real property in the consolidated balance sheet. The Company recorded an impairment charge of $1.0 million related to the sale of these properties in the consolidated statement of operations for fiscal 2011. Upon completion of the TI in the fourth quarter of fiscal 2012, within the defined terms of the agreement, the sales transactions were determined to be consummated and the Company accounted for these transactions as a sale leaseback. The Company recorded an approximate $1.0 million loss as a result of consummating these sale transactions in the fourth quarter of fiscal 2012.

In the first quarter of fiscal 2012, the Company sold all of its interest in a store property located in San Lorenzo, California and entered into a leaseback agreement with respect to the store. The term of the lease is from April 2012 to November 2013 and may be terminated after November 2012 with 30 days notice. The aggregate gross purchase price received from this property was approximately $6.6 million. For accounting purposes, the sale of the store was consummated and the Company recorded a $0.7 million gain on the transaction during the quarter ended April 28, 2012.

In the second quarter of fiscal 2012, the Company sold all of its interest in six store properties located in San Jose, Van Nuys, Pinole, Chico, and Clovis, California and entered into a master leaseback agreement with respect to those stores. In conjunction with the sale leaseback, the Company entered into a lease agreement allowing the Company to continue to operate the stores in a manner consistent with their existing use throughout the lease term. The initial lease term of the lease is from July 27, 2012 to July 27, 2030 with three 5-year renewal options. The aggregate gross purchase price received from these properties was approximately $42.8 million. The master leaseback agreement of these six stores includes provisions for the remodeling of four of the stores for which the landlord will reimburse the Company for the costs of TI up to an agreed upon amount. Due to the Company’s continuing involvement during the remodeling period, as the leases provide for the Company to assume substantially all of the construction period risk, the sale will not be consummated until the TI are complete and amounts spent are fully reimbursed to the Company by the landlord. Accordingly, the sale of these six stores did not qualify for sale leaseback accounting treatment at February 2, 2013. The carrying value of these properties of approximately $43.9 million remained on our consolidated balance sheet at February 2, 2013 and no sales were recognized. Instead, the net cash received from the sale of these properties of $41.4 million was recorded as a deposit from sale leaseback of real property in the consolidated balance sheet as of February 2, 2013. The Company recorded an impairment charge of $5.9 million related to the sale of these properties in the consolidated statement of operations for fiscal 2012. Upon completion of the TI, within the defined terms of the agreement, and when the sales transactions are determined to be consummated, the Company expects to account

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

for these transactions as a leaseback. Failure to complete the agreed upon improvements could allow the landlord to require the Company to repurchase the property and improvements in accordance with the repurchase terms specified in the lease.

In certain lease arrangements the Company is involved with the construction of the building (generally on land owned by the landlord). If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction-in-progress and the pre-existing building. Once construction is complete, the Company considers the requirements for sale leaseback treatment, including the transfer back of all risks of ownership and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale leaseback treatment, the building assets subject to these obligations remain on the Company’s consolidated balance sheet at their historical costs and such assets continue to be depreciated over their remaining useful lives. The proceeds received by the Company from these transactions are recorded as lease financing obligations and are included in other long-term liabilities in the consolidated balance sheet, and the lease payments are applied against these lease financing obligations as payments of principal and interest. The selection of the interest rate on the lease financing obligations is evaluated at inception of the lease based on the Company’s incremental borrowing rate adjusted to the rate required to prevent recognition of a non-cash loss or negative amortization of the obligation through the end of the primary lease term. Five of the Company’s stores are being accounted for under this method. Payments under these leases are applied as payments of imputed interest and deemed principal on the underlying financing obligations.

At February 2, 2013, future payments required on lease financing obligations were as follows (in millions):

Fiscal Year	Lease Financing Obligations
2013	$2.1
2014	2.2
2015	2.3
2016	2.3
2017	2.4
Thereafter	27.9

Total minimum payments	39.2
Less: imputed interest	(26.1)

Lease financing obligations	$13.1

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s future minimum lease payments obligations required under non-cancelable capital leases and operating leases in excess of one year and rent payments on unconsummated sale leaseback transactions as of February 2, 2013 are as follows (in millions):

Fiscal Year	Capital Leases	Operating Leases	Rent payments on unconsummated sale leaseback transactions
2013	$11.9	$34.3	$3.5
2014	11.7	31.5	3.6
2015	11.5	27.5	3.6
2016	11.0	24.3	3.6
2017	9.1	20.9	3.7
Thereafter	48.2	159.0	52.5

Total minimum payments	103.4	$297.5	$70.5

Less: imputed interest	(50.1)

Present value of minimum lease payments	53.3
Less current portion of capital lease obligations	(6.4)

Long-term capital lease obligations	$46.9

Lease payments with respect to sale leaseback agreements that have not met the criteria for sale leaseback accounting reduces deposits received for the sale.

Total rent expense under operating leases, including equipment leases, was approximately $48.3 million, $43.6 million and $39.7 million during fiscal 2012, 2011 and 2010, respectively, including executory costs such as real estate taxes, insurance and common area maintenance costs of approximately $12.3 million, $11.5 million and $11.4 million, respectively, and contingent rent expense of approximately $0.7 million, $0.6 million and $0.3 million, respectively.

Litigation

The Company is a defendant in various other legal proceedings arising in the ordinary course of our business. Based on the information currently available, the Company is not currently a party to any legal proceeding that management believes would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Purchase Commitments

At February 2, 2013 and January 28, 2012 the Company had non-cancelable commitments of $2.0 million and $0.4 million, respectively. In addition, at February 2, 2013 and January 28, 2012, the Company had non-cancelable merchandise purchase obligations of $26.4 million and $48.8 million, respectively.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

9. STOCKHOLDERS’ EQUITY

Common Stock

Voting Rights—Subject to the discussions below with respect to the election of Directors, holders of Class A Common Stock are entitled to one vote per share, holders of Class B Common Stock are entitled to one-tenth of one vote per share and holders of Class C Common Stock are entitled to one vote per share. All actions submitted to a vote of shareholders are voted on by holders of the Common Stock voting together as a separate class with any one or more classes or series of capital stock of the Company entitled to vote thereon, except for the election of Directors, certain amendments to the terms of the Preferred Stock and as otherwise required by law. The Company’s Amended and Restated Certificate of Incorporation does not provide for cumulative voting.

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

Redemption—The Certificate of Designation provides that no shares of the Company’s capital stock, other than the Company’s Preferred Stock, may be redeemed, repurchased or otherwise acquired until all outstanding shares of the Preferred Stock have been redeemed in accordance with the terms of the Certificate of Designation

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

or otherwise repurchased unless such redemption or repurchase (i) is made in connection with an employee incentive or benefit plan or other compensatory arrangement, (ii) has been unanimously approved by the Company’s Board of Directors, (iii) relates to a “poison pill” stockholder rights plan or (iv) is a distribution of cash in lieu of fractional shares made in connection with the Spin-Off.

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

Liquidation—In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, before any payment or distribution of the Company’s assets (whether capital or surplus) shall be made to or set apart for the holders of Common Stock, but after any payments or distributions are made on, or set apart for, any of the Company’s indebtedness and to holders of any stock then outstanding that ranks senior to the Preferred Stock, holders of the Preferred Stock shall be entitled to receive an amount per share equal to the Preferred Stock Per Share Liquidation Preference of $4.16 per preferred share, or approximately $20.0 million as of February 2, 2013, but shall not be entitled to any further payment or other participation in any distribution of the assets of Orchard.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

10. STOCK-BASED COMPENSATION

Stock Incentive Plans

2010 Stock Incentive Plan

In May 2010, the Board of Directors approved the 2010 Stock Incentive Plan (“2010 Plan”). The 2010 Plan provides for grants of stock awards, incentive stock options, nonqualified stock options, restricted stock, performance awards, or any combination of the forgoing to selected nonemployee directors, officers, consultants, and employees of the Company. Additionally, the Company canceled the 2005 Plan and all outstanding 2005 Awards thereunder in connection with its adoption of the 2010 Plan and issued new option grants under the 2010 Plan in consideration for the cancellation of the 2005 Awards. During fiscal 2012, all nonqualified options outstanding under the 2010 Plan were cancelled.

2011 Equity Incentive Plan

In December 2011, the Company’s Board of Directors and stockholders approved the adoption of the 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for the issuance of a maximum of 1,000,000 shares of the Company’s Class A Common Stock in connection with the grant of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, stock bonus awards, dividend equivalents, performance compensation awards (including cash bonus awards) or any combination of the foregoing. No participant may be granted awards of stock options or SARs with respect to more than 250,000 shares of the Company’s Class A Common Stock in any one year. No more than 250,000 shares of the Company’s Class A Common Stock may be earned under the 2011 Plan by any participant during any single year with respect to performance compensation awards in any one performance period. The 2011 Plan has a term of ten years and no further awards may be granted under the 2011 Plan after the expiration of the term.

Recipients of stock options are eligible to purchase the Company’s common stock at exercise prices that may not be less than 100% of the fair market value of such stock on the date of grant, except in the case of grants of an incentive stock option to a recipient that possesses more than 10% of the voting power of all classes of stock of the Company, in which case the exercise price may not be less than 110% of the fair market value of such stock on the date of grant. The maximum term of options granted under the 2011 Plan is 10 years, except in the case of the grant of an incentive stock option to a recipient who possesses more than 10% of the voting power of all classes of stock of the Company where the maximum term is five years. The Company may grant awards that are exercisable immediately regardless of the vesting status of the award.

Methodology Assumptions—The Company’s uses the Black-Scholes option-pricing model to value its options. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the stock option awards, which are generally subject to vesting over five years, is expensed on a straight-line basis over the vesting period of the stock options. Due to the short time the Company has been a public company, the expected volatility assumption is based on similar companies volatility over the expected term of the option granted. The expected term of stock option assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally over 5 years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

Summary of Assumptions—The weighted average assumptions relating to the valuation of the Company’s stock options for fiscal 2012, 2011 and 2010 were as follows:

	2012	2011(1)	2010
Weighted average fair value of grants	$11.35	—	$7.84
Expected dividend rate	0.0%	—%	0.0%
Volatility	75.0%	—%	75.0%
Risk-free interest rate	1.1%	—%	2.4%
Expected term (in years)	6.5	—	6.25

(1)	No stock options were granted during fiscal 2011.

Aggregate Stock Option Activity

As of February 2, 2013, 413,032 nonqualified options are outstanding at a weighted average exercise price of $20.00 per share and approximately 329,000 shares remain available for future grants of either stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, dividend equivalents, performance compensation awards (including cash bonus awards) or any combination of the foregoing.

Stock option activity for fiscal 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at January 28, 2012	206,928	$33.33	8.50	$0.1
Granted	481,358	$20.00
Canceled or expired	(275,254)	$30.02

Balance at February 2, 2013	413,032	$20.00	8.54	$0.0

Vested and expected to vest as of February 2, 2013	354,041	$20.00	8.56	$0.0

Exercisable as of February 2, 2013	11,416	$20.00	7.99	$0.0

All options outstanding as of February 2, 2013 had exercise prices in excess of the Company’s market price as of February 2, 2013 and as such the intrinsic value was zero.

Restricted Stock Activity

During fiscal 2012, the Company granted 290,551 of performance-based restricted stock unit awards to certain employees. Under the terms of the performance-based restricted stock unit awards granted, certain employees are eligible to receive restricted stock unit awards, contingent upon the achievement of certain Company-specific performance goals. Any stock unit awards earned as a result of the achievement of such goals vest at a rate of 8.33% in each subsequent fiscal quarter when the Company achieves the certain Company-specific performance goals during any of the trailing four fiscal quarters during the “Performance Period”. The Performance Period commences on the first day of the second fiscal quarter of 2012 and ends on the last day of

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

the third fiscal quarter of 2018. Any stock units earned as a result of the achievement of such goals will vest in full over 6.75 years from the date of grant. No compensation expense with respect to performance-based stock unit awards has been recognized because the achievement of the performance goals was not probable.

In fiscal 2012, the Company granted to Board members 24,147 restricted stock awards that generally vested anywhere from immediately and up to twelve months from the date of grant.

The Company recorded $1.5 million, $0.3 million and $0.3 million in stock-based compensation expense for fiscal 2012, 2011 and 2010, respectively, which is included in selling and administrative expenses in the consolidated statements of operations. As of February 2, 2013, the unrecognized stock-based compensation balance related to non-vested awards was $3.0 million and is expected to be recognized over the next four years. As of February 2, 2013, the Company had reserved 646,583 shares of Class A common stock for issuance, and approximately 329,270 shares remain available for future grants, under the 2011 Plan.

11. INCOME TAXES

Since 2005, the Company has filed its own federal consolidated tax returns separate from Sears Holdings. For California franchise tax purposes, the Company continued to be a member of the Sears Holdings combined filing group (the “Combined Group”) until the Spin-Off, which occurred on December 30, 2011. For the one month period following the Spin-Off and fiscal years thereafter, the Company will file its own California franchise tax return. Prior to the Spin-Off, the Company was allocated a share of the Combined Group annual state tax liability, which was based on stand-alone California taxable income and adjusted for any tax credits.

The Company had a tax-sharing agreement (the “Tax Agreement”) with Sears Holdings, which governed the rights and obligations of the parties with respect to tax matters for periods in which the Company was a member of any Sears Holdings consolidated or combined income tax return group. Under the Tax Agreement, Sears Holdings was responsible for any federal or state income tax liability relating to tax periods ending on or before the Recapitalization. Prior to the Spin-Off, the Company was responsible for any federal or state tax liability, regardless of whether the Company was required to file as part of the Combined Group. Current income taxes payable for any federal or state income tax returns is reported in the period incurred. As of January 28, 2012 state income tax payables of $2.4 million were recorded in other accrued liabilities in the consolidated balance sheet.

The provision for income tax (benefit) expense for fiscal 2012, 2011 and 2010, consists of the following (in millions):

	2012	2011	2010
Current:
Federal	$(3.0)	$4.9	$9.5
State	0.1	1.6	2.8

Total	(2.9)	6.5	12.3

Deferred:
Federal	(26.9)	(13.0)	(5.2)
State	(1.7)	(4.3)	(1.5)

Total	(28.6)	(17.3)	(6.7)

Income tax (benefit) expense	$(31.5)	$(10.8)	$5.6

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

The provision for income taxes for financial reporting purposes is different from the tax provision computed by applying the statutory federal income tax rate. Differences for fiscal 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Federal tax rate provision (benefit)	(35.0)%	(35.0)%	35.0%
State income tax, net of federal benefit	2.0	(5.5)	7.5
Tax credits	(0.1)	(0.5)	(1.8)
Change in valuation allowance	11.2	—	—
Other	0.9	(1.9)	(1.7)

Effective tax rate provision (benefit)	(21.0)%	(42.9)%	39.0%

The major components of deferred tax assets and liabilities as of February 2, 2013 and January 28, 2012 are as follows (in millions):

	2012	2011
Deferred tax assets:
Inventory	$0.7	$3.1
Property and equipment	11.3	—
State income taxes	—	2.8
Capital leases	9.7	10.2
Employee compensation	1.7	—
Rent equalization	4.6	3.7
Insurance reserves	3.0	3.1
California net operating loss	6.1	4.6
Other	3.1	5.3

Total deferred tax assets	40.2	32.8
Valuation allowance	(29.1)	—

Net deferred tax assets	11.1	32.8

Deferred tax liabilities:
Property and equipment	—	(4.7)
Favorable leasehold rights	(7.8)	(13.3)
State income taxes	(1.7)	—
Intangible assets	(4.9)	(47.2)
Federal benefit of state net operating loss	(2.1)	(1.6)

Total deferred tax liabilities	(16.5)	(66.8)

Net deferred tax liability	$(5.4)	$(34.0)

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

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

The Company assessed the relevant positive and negative evidence during the fiscal year ended February 2,2013. As a result of this assessment, the Company concluded that, from an accounting perspective, the negative evidence now outweighed the positive evidence. In accordance with that conclusion, the Company recorded a non-cash charge for the year, to income tax expense in the amount of $29.1 million by establishing a valuation allowance against its deferred tax assets. In determining the appropriate amount of the valuation allowance, the Company considered the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. Due to the accumulated negative evidence, the Company is no longer allowed under those accounting standards to consider future income projections exclusive of the reversing temporary differences. This accounting treatment has no effect on the ability of the Company to use loss carryforwards and tax credits in the future to reduce cash tax payments.

The Company is currently under audit for fiscal 2011 for Federal purposes. There are no other audits that are open. The Company is subject to income taxes in the Federal and California jurisdictions only.

During fiscal 2011, the California net operating loss was transferred to the Company as part of the Spin-Off, and the Company recorded a $2.4 million deferred operating loss tax benefit, net of federal tax expense, as an increase to additional paid in capital in fiscal 2011. As of February 2, 2013, the California net operating loss carryforward, for tax purposes, was approximately $69.0 million. The state net operating loss carryforwards will expire starting in 2028 through 2031, if not utilized.

The following table summarizes the activity related to unrecognized tax benefits (in millions):

	2012	2011	2010
Unrecognized benefit—beginning of period	$1.7	$1.7	$1.3
Gross increases (decreases)—prior period tax positions	(1.7)	—	—
Gross increases (decreases)—current period tax positions	—	—	0.4

Unrecognized benefit—end of period	$—	$1.7	$1.7

There was interest and penalties recognized in the consolidated statements of operations in fiscal 2012 of $0.2 million and zero for fiscal 2011 and 2010. The unrecognized tax benefits included various federal issues dealing with the timing of when the Company should claim a deduction or recognize a component of income. The Company’s open tax years are fiscal 2009 through fiscal 2012 for federal income tax returns and fiscal 2008 through fiscal 2012 for state income tax returns.

12. RELATED-PARTY AGREEMENTS

Sears Holdings

On December 30, 2011, Sears Holdings, the Company’s former majority stockholder, distributed its 100% stake in the Company’s Class A common stock to its stockholders as part of the Company’s Spin-off from Sears Holdings. For further discussion of this Spin-off, see Note 1. Until this Spin-off, Sears Holding was considered a related party due to its 80% ownership interest in the Company’s common stock.

The Company engages in various transactions, arrangements and agreements with Sears Holdings, which are described below. The Company negotiated each of the following transactions, arrangements and agreements with Sears Holdings on the basis of what the Company believes to be competitive market practices.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

For fiscal 2012, 2011, and 2010, the Company purchased approximately $0.1 million, $11.1 million and $12.2 million, respectively, of merchandise directly from Sears Holdings.

Appliances Agreement—The Appliances Agreement was entered into with a subsidiary of Sears Holdings during October 2011 pursuant to which Sears Holdings has authorized the Company to sell certain of Sears Holdings’ branded appliances products (“Products”) and related protection agreements on a consignment basis as a distributor through its designated retail locations on a commissions basis. Commissions for Products varies by Product category and Sears Holdings may in its sole discretion modify from time to time the commission rate for each category of Product as defined in the agreement. The products include specified categories of Kenmore, Bosch, Electrolux, GE, LG, Samsung and Whirlpool branded appliances. Under the Appliances Agreement, the Company transferred to Sears Holdings its entire inventory of major appliances purchased from Sears Holdings for $1.9 million in cash on October 27, 2011, which approximated the Company’s cost of the purchased appliances.

The Appliances Agreement was amended on March 22, 2012 (the “Amended Appliances Agreement”). Under the Amended Appliances Agreement, the Company may close up to 14 currently identified retail locations that carry appliances (the “Appliance Centers”) at specified times through August 2013 and close the remaining 13 Appliance Centers on January 31, 2015. The Amended Appliances Agreement has a term of five years. The Company exercised its right to close six Appliance Centers in specified stores and the closing of these appliance centers has been completed as of the end of fiscal 2012.

The Appliances Agreement, as amended, also provides that for two years following the end of the term, the Company will not be able to operate a business that competes with Sears Holdings Businesses at, or within ten miles of its retail locations that sold Products at any time during the term.

Brand Sales Agreement—Sears Holdings had previously granted the Company the right to purchase from Sears Holdings and its approved vendors, as well as to sell certain additional products, which include products marketed under Sears Holdings’ exclusive brands, such as Craftsman, Easy Living and Weatherbeater (the “Additional Products”). The price paid by the Company for the Additional Products purchased from Sears Holdings equals Sears Holdings’ cost for such Products. The agreement was terminated on the Distribution Date, when the Company entered into new brands license agreements (the “Brands Agreements”) with a subsidiary of Sears Holdings pursuant to which Sears Holdings allowed the Company to purchase a limited assortment of Craftsman products, Easy Living and Weatherbeater paints, Kenmore-branded water heaters and consumer household products directly from vendors. Under the Brands Agreements, the Company pays specified license fees to Sears Holdings. Each of the Brands Agreements has a three-year term and may be extended subject to the mutual agreement of the parties. If the aggregate of the Company’s Craftsman product sales over any 12-month period falls by more than 25% below the preceding 12-month period following the second anniversary of the Distribution, Sears Holdings will be permitted to terminate that Brands Agreement in its sole discretion with 60 days’ notice.

License fees related to the Brands Agreement for fiscal 2012, 2011 and 2010 was approximately $2.2 million, $1.1 million and $1.2 million, respectively.

The Company has a net payable to Sears Holdings of $0.6 million and $2.9 million as of February 2, 2013 and January 28, 2012, respectively.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

Named Stockholders

Subsequent to the Spin-Off on December 30, 2011, ACOF, ESL, Edward S. Lampert (“Lampert”) and William C. Crowley (“Crowley” and, such parties collectively, the “Named Stockholders”) are considered related parties based on their ability to exercise significant influence over the operating and financial policies of the Company. The Stockholders’ Agreement was effective immediately following the Spin-Off and provides certain rights and obligations to the parties thereto, which includes the Named Stockholders. The Stockholders’ Agreement includes the following:

Consent Rights. The Stockholders’ Agreement provides the Class B/C Directors with consent rights, so long as ACOF, together with its affiliates and permitted transferees, beneficially owns shares of Class B Common Stock and/or Class C Common Stock representing at least 15% of the total Class A Common Stock, Class B Common Stock and Class C Common Stock (together, the “Common Stock”) (calculated without reference to any shares of capital stock issued or issuable after the Spin-Off) over certain corporate activities, including any change in control of the Company, certain changes in the number of Directors constituting the Company’s Board of Directors, the consummation of the first public offering after the Spin-Off, any redemption of the Company’s Series A Preferred Stock, certain changes to the Company’s Amended and Restated Certificate of Incorporation or the Company’s Amended and Restated Bylaws, entry into certain affiliate arrangements, the taking of any action that would not be consistent with certain Company representations made in connection with the IRS Ruling, the issuance by the Company of any capital stock (other than in connection with stock plans or similar arrangements), and the Company’s engaging in any rights offering and any liquidation of corporate assets.

The Stockholders’ Agreement provides that for so long as ESL holds more shares of the Company’s common stock than ACOF, that a non-management Class A Director designated by a majority vote of our Class A Directors will have a consent right over certain corporate activities, including any redemption of our Series A Preferred Stock, the taking of any action that would not be consistent with certain Company representations made in connection with the IRS Ruling, the issuance by the Company of any capital stock (other than in connection with stock plans or similar arrangements) and the Company’s engaging in any rights offering.

Voting Rights. The Stockholders’ Agreement grants certain stockholders certain rights with respect to the election of Directors to the Company’s Board of Directors.

Transfers. The Stockholders’ Agreement includes certain transfer restrictions and provides tag-along rights and drag-along rights in certain circumstances. In addition, each of the Named Stockholders are granted a right of first offer on shares of Common Stock that any party to the Stockholders’ Agreement proposes to transfer to a third party that are not a permitted transferee.

Preemptive Rights. The Stockholders’ Agreement provides that prior to any issuance by the Company or any of our subsidiaries of any securities or certain debt (other than issuances (i) in an underwritten public offering registered under the Securities Act; (ii) pursuant to any stock option, stock purchase plan or agreement or other benefit plans approved by the Company’s Board of Directors; (iii) in connection with a recapitalization of the Company; (iv) in a rights offering; or (v) in connection with any acquisition that has been approved by the unanimous consent of the Company’s Board of Directors), the Company will give written notice (the “Preemptive Notice”) to ACOF and ACOF will be entitled to elect to purchase up to ACOF’s preemptive portion (with such preemptive portion being a fraction, the numerator of which is the number of shares of our common stock owned by ACOF and the denominator of which is the number of shares of the Company’s common stock owned by ACOF, ESL, Lampert and Crowley) of the securities proposed to be issued by the Company or any of the Company’s subsidiaries.

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

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

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains selected unaudited quarterly financial data for fiscal 2012 and fiscal 2011 (in millions except per share amounts):.

	13 Weeks Ended			14 Weeks Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
NET SALES	$155.0	$194.1	$155.2	$153.0
COST OF SALES AND EXPENSES:
Cost of sales (excluding depreciation and amortization)	102.9	129.6	110.2	108.1
Selling and administrative	45.9	57.5	45.5	46.5
Depreciation and amortization	7.8	7.5	8.6	8.6
Trade name and property and equipment impairment	—	—	65.1	38.3
Loss (gain) on sale of real property	(0.6)	—	—	1.0

Total costs of sales and expenses	156.0	194.6	229.4	202.5
OPERATING LOSS	(1.0)	(0.5)	(74.2)	(49.5)
INTEREST EXPENSE, NET	6.5	7.8	4.0	6.3
INCOME TAX EXPENSE (BENEFIT)	(3.0)	18.4	(24.6)	(22.2)

NET LOSS	$(4.5)	$(26.7)	$(53.6)	$(33.6)

NET LOSS PER COMMON SHARE:
Basic and diluted loss per share	$(0.75)	$(4.44)	$(8.88)	$(5.59)
Basic and diluted weighted average common shares outstanding	6.0	6.0	6.0	6.0

ORCHARD SUPPLY HARDWARE STORES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2013, JANUARY 28, 2012 AND JANUARY 29, 2011

	13 Weeks Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
NET SALES	$163.8	$196.4	$158.7	$141.6
COST OF SALES AND EXPENSES:
Cost of sales (excluding depreciation and amortization)	108.6	130.6	107.2	94.6
Selling and administrative	44.0	46.2	40.8	46.1
Loss on sale of real property			14.3	0.5
Depreciation and amortization	7.2	7.5	7.7	7.0

Total costs of sales and expenses	159.8	184.3	170.0	148.2
OPERATING INCOME (LOSS)	4.0	12.1	(11.3)	(6.6)
INTEREST EXPENSE, NET	5.6	5.5	5.7	6.6
INCOME TAX (BENEFIT) EXPENSE	(0.6)	2.7	(6.9)	(5.9)

NET (LOSS) INCOME	$(1.0)	$3.9	$(10.1)	$(7.3)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted income (loss) per share	$(0.17)	$0.65	$(1.68)	$(1.21)
Basic and diluted weighted average common shares outstanding	6.0	6.0	6.0	6.0

Item 9.—Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.—Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) are controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of February 2, 2013, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2013 as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our assessment of the Company’s internal control over financial reporting described above, we have identified the following design and operating deficiencies which represent material weaknesses in the Company’s internal control over financial reporting as of February 2, 2013:

•

Accounting Policies and Procedures—The Company did not maintain a comprehensive and formalized process for monitoring the application of our accounting policies and procedures, and for updating and consistently communicating our accounting policies and procedures within the organization.

•

Application of GAAP—The Company did not maintain effective internal controls relating to the application of GAAP, including the proper recording for lease accounting, certain accruals, contingencies, use of appropriate models to evaluate potential impairment of intangible assets and store assets, and the proper classification of certain balance sheet accounts.

•

Accounting for Income Taxes—The Company’s processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts related to the income tax provision and related current or deferred income tax asset and liability accounts were accurate, recorded in the proper period and determined in accordance with GAAP. Specifically, we had insufficient personnel with appropriate qualifications and training in accounting for income taxes.

•

Financial Reporting Process—The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with GAAP. Specifically, controls were not effective to ensure that timely, detailed reviews of journal entries, account reconciliations, financial statement amounts and footnote disclosures, were performed by competent and trained accounting staff.

•

Spreadsheets—The Company did not maintain effectively designed controls to ensure that critical spreadsheets were identified, access to these spreadsheets was restricted to appropriate personnel, changes to data or formulas were authorized and appropriate, or that the spreadsheets were adequately reviewed by someone other than the preparer.

Based on management’s assessment, management concluded that internal controls over financial reporting were not effective as of February 2, 2013, due to the material weaknesses described above. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, pursuant to the exemption offered to emerging growth companies as defined by the Jumpstart Our Business Startups Act, or the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Continuing Remediation

Remediation activities related to the material weaknesses in internal control over financial reporting as of February 2, 2013 include:

•

Accounting Policies and Procedures—We have begun to formalize our accounting policies in conjunction with our documentation of internal control processes and procedures including implementing a journal entry policy and account reconciliation policy. We have also increased the frequency of training for our accounting staff to reinforce communication of our policies.

•

Application of GAAP—We have implemented procedures to address lease accounting and impairment models for intangible assets and store assets. To address accruals, contingencies and balance sheet classification issues, we have enhanced our close processes and procedures as described in the financial reporting process remediation activities below.

•

Accounting for Income Taxes—In fiscal 2012, we engaged an external provider of tax services to assist in our accounting for income taxes. We continue to evaluate our tax process and tax resource requirements and will enhance procedures and controls regarding income tax accounting.

•

Financial Reporting Process—We implemented an account reconciliation policy to provide guidelines for account reconciliation and enhancing documentation to support sub-ledger and account reconciliations. We are continuing to evaluate the reconciliation process related to accounts based on risk and controls over journal entries. We enhanced monthly close procedures to include variance analysis of financial statement fluctuations and enhanced budget to actual reviews.

•

Spreadsheets—We are in the process of designing and implementing procedures to inventory, assess the risk of, and rank our critical financial reporting spreadsheets that have a material impact on our financial reporting. In addition, management intends to establish procedures for benchmarking critical spreadsheets to ensure that formulas are appropriate and protected, and that the logic and design of the spreadsheets is appropriate and consistent. Management is also implementing enhanced review procedures.

We believe the measures described above will facilitate remediation of the material weaknesses we have identified and will continue to strengthen our internal control over financial reporting. We are committed to continually improving our internal control processes and will diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may decide that additional measures are necessary to address control deficiencies. Moreover, we may determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Item 9B.—Other Information

On May 2, 2013, Matthew D. Cwiertnia and Ravi Y. Sarin, Board members previously elected by the holders of the Company’s Class B Common Stock and Class C Common Stock, voting as a single class, resigned as Class B/C Directors of the Company, and Bryant W. Scott, a Board member previously elected by the holders of the Company’s Class A Common Stock, voting as a separate class, resigned as a Class A Director of the Company. On the same day, as part of a transition of Mark R. Baker and Steven L. Mahurin to Class B/C Directors, Messrs. Baker and Mahurin each resigned as Class A Directors, and each were immediately appointed as Class B/C Directors of the Board by the holders of the Company’s Class B Common Stock and Class C Common Stock, voting as a single class.

PART III

Item 10.—Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year or will be included in an amendment to this Annual Report on Form 10-K filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Information regarding the Executive Officers of the Company is contained in Part I of this Annual Report on Form 10-K.

Item 11.—Executive Compensation

The information required by Item 11 is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year or will be included in an amendment to this Annual Report on Form 10-K filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year or will be included in an amendment to this Annual Report on Form 10-K filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.—Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year or will be included in an amendment to this Annual Report on Form 10-K filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.—Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference from the Company’s 2013 Proxy Statement to Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2012 fiscal year or will be included in an amendment to this Annual Report on Form 10-K filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 15.—Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the INDEX TO EXHIBITS immediately following the signature page of this Annual Report on Form 10-K.

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 3rd day of May 2013.

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

Signature	Title	Date

/s/ MARK R. BAKER Mark R. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)	May 3, 2013

/s/ CHRIS D. NEWMAN Chris D. Newman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 3, 2013

/s/ WILLIAM C. CROWLEY William C. Crowley	Chairman of the Board	May 3, 2013

/s/ KEVIN R. CZINGER Kevin R. Czinger	Director	May 3, 2013

/s/ SUSAN L. HEALY Susan L. Healy	Director	May 3, 2013

/s/ STEVEN L. MAHURIN Steven L. Mahurin	Director	May 3, 2013

/s/ KAREN M. ROSE Karen M. Rose	Director	May 3, 2013

INDEX TO EXHIBITS

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Distribution Agreement between Sears Holdings Corporation and Orchard Supply Hardware Stores Corporation, dated December 19, 2011.	10-Q	001-11679	2.1	December 22, 2011

3.1(a)	Amended and Restated Certificate of Incorporation of Orchard Supply Hardware Stores Corporation.	8-K	001-11679	3.1	January 5, 2012

3.1(b)	Amended and Restated Bylaws of Orchard Supply Hardware Stores Corporation.	8-K	001-11679	3.2	January 5, 2012

3.2	Certificate of Designation for the Series A Preferred Stock of Orchard Supply Hardware Stores Corporation.	8-K	001-11679	4.2	January 5, 2012

4.1	Second Amended and Restated Stockholders’ Agreement among ESL Investments, Inc., Edward S. Lampert, William C. Crowley, ACOF I LLC and Orchard Supply Hardware Stores Corporation.	8-K	001-11679	4.1	January 5, 2012

4.2	Specimen Class A Common Stock Certificate of Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	4.2	December 5, 2011

10.1	Form of Transition Services Agreement between Sears Holdings Management Corporation and Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	10.1	December 5, 2011

10.2	Tax Sharing Agreement between Sears Holdings Corporation and Orchard Supply Hardware Stores Corporation, dated November 23, 2005.	S-1	333-175105	10.2	June 23, 2011

10.3	Second Amended and Restated Senior Secured Credit Agreement, dated as of January 29, 2010, among Orchard Supply Hardware LLC, as Borrower, Orchard Supply Hardware Stores Corporation, those certain Subsidiaries of the Borrower parties thereto, the Lenders from time to time party thereto, Wells Fargo Retail Finance, LLC, as ABL Administrative Agent and Collateral Agent for the Lenders.	S-1/A	333-175105	10.3	November 17, 2011

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4(a)	Senior Secured Term Loan Agreement, dated as of December 21, 2006, by and among Orchard Supply Hardware LLC, as Borrower, Orchard Supply Hardware Stores Corporation, certain other Subsidiaries of Orchard Supply Hardware Stores Corporation, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Term Lenders.	S-1/A	333-175105	10.4(a)	November 17, 2011

10.4(b)	Amendment No. 1, dated as of January 28, 2011, to the Senior Secured Term Loan Agreement, dated as of December 21, 2006, by and among Orchard Supply Hardware LLC, as Borrower, Orchard Supply Hardware Stores Corporation, certain other Subsidiaries of Orchard Supply Hardware Stores Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent for the Term Lenders.	S-1/A	333-175105	10.4(b)	September 9, 2011

10.5	Loan Agreement, dated as of October 27, 2010, among OSH Properties LLC, each Lender from time to time party thereto, and Wells Fargo Bank, N.A., as Administrative Agent for the Lenders thereunder.	S-1/A	333-175105	10.5	September 9, 2011

10.6†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Mark R. Baker, dated March 7, 2011.	S-1/A	333-175105	10.6	September 9, 2011

10.7†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Steven L. Mahurin, dated April 15, 2011.	S-1/A	333-175105	10.10	September 9, 2011

10.8†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Mark Bussard, dated June 1, 2011.	S-1/A	333-175105	10.11	September 9, 2011

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.9†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and David I. Bogage, dated April 4, 2011.	S-1/A	333-175105	10.12	September 9, 2011

10.10†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Michael W. Fox, dated September 9, 2011.	S-1/A	333-175105	10.14	November 17, 2011

10.11†	Offer Letter by and between Orchard Supply Hardware Stores Corporation and Chris D. Newman, dated December 19, 2011.	10-Q	001-11679	10.15	December 22, 2011

10.12†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Mark R. Baker, dated March 7, 2011.	S-1/A	333-175105	10.14	September 9, 2011

10.13†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Steven L. Mahurin, dated November 3, 2011.	S-1/A	333-175105	10.18	November 17, 2011

10.14†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and David I. Bogage, dated April 11, 2011.	S-1/A	333-175105	10.19	September 9, 2011

10.15†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Mark A. Bussard, dated June 13, 2011.	S-1/A	333-175105	10.22	November 17, 2011

10.16†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Michael W. Fox, dated October 3, 2011.	S-1/A	333-175105	10.24	November 17, 2011

10.17†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Allen R. Ravas, dated February 7, 2011.	S-1/A	333-175105	10.23	September 9, 2011

10.18†	2010 Stock Incentive Plan of Orchard Supply Hardware Stores Corporation and related agreements.	S-1/A	333-175105	10.25	September 9, 2011

10.19†	Non-Employee Director Compensation Policy of Orchard Supply Hardware Stores Corporation.	S-1/A	333-175105	10.29	December 9, 2011

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.20†	Form of Indemnification Agreement between Orchard Supply Hardware Stores Corporation and certain officers and Directors.	S-1/A	333-175105	10.30	November 17, 2011

10.21	Purchase and Sale Agreement between OSH Properties LLC and LBA Realty LLC, dated October 24, 2011.	S-1/A	333-175105	10.31	November 17, 2011

10.22	Single-Tenant Commercial/Industrial Lease by and between LBA RIV-Company XVII, LLC and Orchard Supply Hardware LLC, dated October 28, 2011.	S-1/A	333-175105	10.32	November 17, 2011

10.23†	2011 Equity Incentive Plan of Orchard Supply Hardware Stores Corporation and related agreements.	10-Q	001-11679	10.33	December 22, 2011

10.24†	Severance Agreement by and between Orchard Supply Hardware Stores Corporation and Chris D. Newman, dated December 19, 2011.	10-Q	001-11679	10.34	December 22, 2011

10.25	Amendment No. 1 to Loan Agreement dated as of December 19, 2011 by and among OSH PROPERTIES LLC, a Delaware limited liability company, each Lender referenced thereto and WELLS FARGO BANK, N.A., a national banking association, as administrative agent for Lenders.	10-Q	001-11679	10.35	December 22, 2011

10.26	Amendment and Restatement Agreement, to the Senior Secured Term Loan Agreement, dated as of December 21, 2006 and amended as of January 28, 2011, by and among Orchard Supply Hardware LLC, as Borrower, Orchard Supply Hardware Stores Corporation, as Holdings, certain other Subsidiaries of Holdings, the Term Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Term Administrative Agent for the Term Lenders, dated as of December 22, 2011.	8-K	001-11679	10.1	December 29, 2011

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Consent and First Amendment to Second Amended and Restated Credit Agreement, dated as of January 29, 2010, among Orchard Supply Hardware LLC, as Borrower, Orchard Supply Hardware Stores Corporation, those certain Subsidiaries of the Borrower parties thereto, the Lenders from time to time party thereto and Wells Fargo Retail Finance, LLC, as ABL Administrative Agent and Collateral Agent for the Lenders, effective as of December 22, 2011.	8-K	001-11679	10.2	December 29, 2011

10.28	Amendment No. 2 to Loan Agreement, dated as of October 27, 2010, as amended on December 19, 2011, among OSH Properties LLC, each Lender from time to time party thereto, and Wells Fargo Bank, N.A., as Administrative Agent for the Lenders thereunder, dated as of December 27, 2011.	8-K	001-11679	10.3	December 29, 2011

10.29	Lease, dated as of October 27, 2010, as amended on February 17, 2011, among OSH Properties LLC, as Landlord, and Orchard Supply Hardware LLC, as Tenant.	8-K	001-11679	10.4	December 29, 2011

10.30	Amendment No. 2 to Lease, dated as of October 27, 2010, as amended on February 17, 2011, among OSH Properties LLC, as Landlord, and Orchard Supply Hardware LLC, as Tenant, dated as of December 27, 2011.	8-K	001-11679	10.5	December 29, 2011

10.31†	Severance Agreement and General Release dated January 30, 2012 between Orchard Supply Hardware LLC and Thomas J. Carey.	8-K	001-11679	10.1	January 31, 2012

10.32†	Form of Restricted Stock Units agreement under the Orchard Supply Hardware Stores Corporation 2011 Equity Incentive Plan.	8-K	001-11679	10.1	May 23, 2012

10.33†	Form of Option Agreement under the Orchard Supply Hardware Stores Corporation 2011 Equity Incentive Plan.	8-K	001-11679	10.2	May 23, 2012

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.34†	Form of Restricted Stock Agreement under the Orchard Supply Hardware Stores Corporation 2011 Equity Incentive Plan.	8-K	001-11679	10.3	May 23, 2012

10.35†	Orchard Supply Hardware Stores Corporation Annual Incentive Plan.	8-K	001-11679	10.1	June 26, 2012

10.36†	Orchard Supply Hardware Stores Corporation Director Compensation Policy, as amended June 25, 2012.	8-K	001-11679	10.2	June 26, 2012

10.37	Third Amended and Restated Senior Secured Credit Agreement, dated as of October 17, 2012, among Orchard Supply Hardware LLC, as Borrower, Orchard Supply Hardware Stores Corporation, those certain Subsidiaries of the Borrower parties thereto, the Lenders from time to time party thereto, Wells Fargo Bank, National Association, as ABL Administrative Agent and Collateral Agent for the Lenders, Bank of America, N.A., as Syndication Agent and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners.	8-K	001-11679	10.1	October 23, 2012

10.38	Waiver and Amendment No. 1, effective October 26, 2012, to the Amended and Restated Senior Secured Term Loan Agreement.	8-K	001-11679	10.1	October 31, 2012

10.39†	Severance Agreement and General Release dated December 21, 2012 by and between Stephen W. Olsen and Orchard Supply Hardware Stores Corporation.	8-K	001-11679	10.1	December 21, 2012

21.1	List of Subsidiaries of Orchard Supply Hardware Stores Corporation.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract, or compensatory plan or arrangement.
*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.