Form 10-K/A
period 2013-02-02
ORCHARD SUPPLY HARDWARE STORES CORP
filed 2013-06-03
CIK 896842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NO.: 001-11679

Orchard Supply Hardware Stores Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4214109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6450 Via Del Oro San Jose, California	95119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 281-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Series A Preferred Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

As of May 3, 2013, the registrant had 4,830,147 shares of Class A Common Stock, par value $0.01 per share, 8,644.06788 shares of Class B Common Stock, par value $0.01 per share, and 1,194,000 shares of Class C Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

•	refinancing or modifications to our capital structure; and

•	our restructuring reforms.

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

You should be aware that the occurrence of the events described in the “Risk Factors” portion of this Amendment and the Original Filing, the documents incorporated herein and our other Securities and Exchange Commission (the “SEC”) filings could have a material adverse effect on our business, prospects, financial condition or operating results.

EXPLANATION OF AMENDMENT

Orchard Supply Hardware Stores Corporation (“Orchard” or the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (the “Original Filing”) that was filed with the Securities and Exchange Commission on May 3, 2013 for the purpose of amending, supplementing or including the following items:

Item 1A - Risk Factors

Item 10 - Directors, Executive Officers and Corporate Governance

Item 11 - Executive Compensation

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Item 14 - Principal Accountant Fees and Services

Item 15 - Exhibits, Financial Statement Schedules

Except as described above, no other amendments are being made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and this Amendment does not reflect events occurring after the date of the Original Filing except as expressly set forth herein, or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the additions discussed above and reflected below.

PART I

Item 1A.	Risk Factors.

In addition to the other information set forth in this Amendment, the factors discussed in “Part I — Item 1A — Risk Factors” in our Original Filing could materially affect our business, financial condition, or operating results. The risks described in our Original Filing, this Amendment and any other SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. We include the following risk factors in addition and as updates to the risk factors previously provided:

Restructuring Risks

We may not be successful in our restructuring initiatives and even if successful, we may be required to effectuate a reorganization process.

In connection with our inability to maintain our leverage covenants under our Senior Secured Term Loan for our fiscal quarters ended October 27, 2012 and February 2, 2013, we obtained waivers from our Senior Secured Term Loan lenders, whereby the Senior Secured Term Loan lenders waived, among other things, any and all defaults or events of default which would otherwise occur under the Senior Secured Term Loan as a result of any failure by us to comply with the maximum adjusted leverage ratio covenant contained in the Senior Secured Term Loan for the respective fiscal quarters. The waiver provided for the fiscal quarter ended February 2, 2013, also provided for a waiver for our fiscal quarter ending May 4, 2013, and conditioned the waiver in its entirety on our continued compliance with certain terms and conditions, including achievement of a mutually acceptable agreement with the term loan lenders by May 1, 2013 relating to refinancing or modifications to our capital structure in a way that serves the best interests of all of our stakeholders. On April 26, 2013, such date was extended to June 30, 2013. Total debt of $208.2 million has been classified as current liabilities as of February 2, 2013.

While we continue to address the terms of our restructuring with our Senior Secured Term Loan lenders, we cannot provide any assurances that we will reach agreement on the definitive terms of any restructuring. In addition, any restructuring may be effectuated under the supervision of a bankruptcy court. We cannot provide any assurances that any restructuring can be completed out-of-court, under the supervision of a bankruptcy court or at all. If we reorganize under the supervision of a bankruptcy court, it is expected that our equity holders would experience a complete loss of their investment.

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

Risks Relating to Our Class A Common Stock and Preferred Stock and the Securities Market

We are not in compliance with NASDAQ’s continued listing requirements. Accordingly, we may not be able to maintain our listing on the NASDAQ Capital Market.

On May 8, 2013 we received written notice from the NASDAQ Stock Market indicating that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market. NASDAQ Capital Market Listing Rule 5550(b)(1) requires registrants to maintain a minimum of $2,500,000 in stockholders equity unless the registrant has met one of the alternative standards of market value of listed securities or net income from continuing operations. In the Company’s Form 10-K for the period ended February 2, 2013, the Company reported a stockholders’ deficit of $30.6 million as a result of a net loss of $33.6 million in the fourth quarter of 2012. In the notice, NASDAQ requested we provide our plan to regain compliance with the continued listing requirements before June 24, 2013. If NASDAQ accepts the plan, it can grant us an additional 180 days from the date of the notice to evidence compliance with Listing Rule 5550(b)(1). If NASDAQ does not accept the plan, we will have the opportunity to appeal any delisting decision to a NASDAQ Listings Qualifications Panel.

If we fail to meet the continued listing standards of the NASDAQ Capital Market, our Common Stock could be delisted from the NASDAQ Capital Market. If our Common Stock is delisted by NASDAQ, then the market liquidity of our Common Stock would likely be negatively affected, which would make it more difficult for holders to sell our Common Stock in the open market. Investors would find it more difficult to dispose of or obtain accurate quotations as to the market value of our Common Stock, and the per share price of our Common Stock may be adversely affected. Delisting from NASDAQ would also result in negative publicity and may result in a loss of confidence by investors, customers, suppliers or employees.

No assurances can be provided that we will be able to regain or maintain compliance with the requirements for continued listing under the NASDAQ Listing Rules and maintain our NASDAQ Capital Market listing. In the event we were to effectuate a restructuring under the supervision of a bankruptcy court, we anticipate that our Common Stock would thereafter be delisted from the NASDAQ Stock Market.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors. The names, ages, positions, business experience and principal occupations and employment of each member of the Board of Directors is set forth below:

Name	Age	Principal Occupation, Employment and Directorships

William C. Crowley, Chairman Director since November 2005; Class A Director	55	Mr. Crowley was the President and Chief Operating Officer of ESL Investments, Inc. from January 1999 to May 2012. From March 2005 to January 2011, Mr. Crowley served as an Executive Vice President of Sears Holdings Corporation, and from September 2005 to January 2011, as its Chief Administrative Officer. From March 2005 to September 2006, he also served as Chief Financial Officer of Sears Holdings and from January 2007 to October 2007 as interim Chief Financial Officer. From May 2003 to March 2005, Mr. Crowley was as an officer of Kmart Holding Corporation and, since December 2006, he has served as Chairman of the board of directors of Sears Canada Inc., and from March 2005 he has been a director of Sears Canada Inc. He is currently a director of AutoNation, Inc., an automotive retailer. From August 2008 to December 2012, he served as a director of AutoZone, Inc., a retailer and distributor of automotive replacement parts and accessories. And, from March 2005 to May 2010, Mr. Crowley served as a director of Sears Holdings.

Mark R. Baker Director since March 2011; Class B/C Director	55	Mr. Baker has been our President and Chief Executive Officer and a member of our Board since March 2011. From September 2008 to September 2010, Mr. Baker served as President and Chief Operating Officer of The Scotts Miracle-Gro Co., a leading manufacturer and marketer of branded consumer lawn and garden products. From September 2002 to September 2008, Mr. Baker served as Chief Executive Officer and President of Gander Mountain Company, an outdoor retailer specializing in hunting, fishing and camping gear. From May 1996 to August 2001, Mr. Baker held various positions with The Home Depot, Inc., lastly serving as Chief Merchandising Officer and Executive Vice President of Merchandising.

Kevin R. Czinger Director since December 2011; Class A Director	54	Mr. Czinger is co-founder and CEO of CKC Energy, a distributed power generation company. He was the Senior Strategic Advisor of CODA Automotive, Inc., an electric car and battery company from January 2011 to January 2012. From January 2008 to December 2010, Mr. Czinger served as Co-Founder, President and Chief Executive Officer of CODA Automotive, where he oversaw the management and strategic direction of the company. From October 2005 to April 2007, he was a Co-Founder and Managing Principal of San Shan Partners Limited, a private equity fund based in China. Previously, he served as a partner and Senior Managing Director at Fortress Private Equity, an alternative asset management firm and an Entrepreneur-in-Residence at Benchmark Capital.

Susan L. Healy Director since December 2011; Class A Director	47	From June 2010 to February 2011, Ms. Healy was the Chief Financial Officer at Virent Energy Systems, Inc. and from April 2006 to August 2009, she was Senior Vice President and Chief Financial Officer at Lands’ End, Inc. From December 2004 to April 2006, Ms. Healy served as the Chief Financial Officer of East Coast Power LLC and as co-Chief Financial Officer of

		Cogentrix Energy, Inc. From January 2004 to April 2006, she served as a Vice President of J. Aron and Company, a subsidiary of The Goldman Sachs Group Inc., and from September 2000 to January 2004, Ms. Healy worked as a Vice President, Corporate Treasury at Goldman Sachs. From April 1998 to September 2000, she worked as a Vice President, Investment Banking and from August 1994 to April 1998 as an Associate at Goldman Sachs.

Steven L. Mahurin Director since May 2011; Class B/C Director	53	Mr. Mahurin has been our Executive Vice President, Merchandising since May 2011 and a member of our Board since December 2011. From March 2008 to April 2011, Mr. Mahurin was Executive Vice of Merchandising for Office Depot, Inc. From March 2004 to March 2008, Mr. Mahurin was Senior Vice President, Chief Merchandising Officer for True Value Company, a $2 billion hardware cooperative.

Karen M. Rose Director since December 2011; Class A Director	64	Since January 2009, Ms. Rose has been the Chair of the board of directors of Maidenform Brands, Inc. and from January 2005 a director of Maidenform. She also serves as Chair of Maidenform’s audit committee and is a member of its compensation and nominating and governance committees. From December 1997 until her retirement in October 2003, Ms. Rose was Group Vice President and Chief Financial Officer of The Clorox Company. Prior to that, Ms. Rose held various management positions including Director of Finance, Household Products Company and Vice President and Treasurer since joining Clorox in 1978. Ms. Rose currently serves on the board of directors of Wilton Brands, Inc., where she chairs the audit committee and is a member of its nominating and governance committee. From January 2004 to June 2006, Ms. Rose served on the board of directors of Fairmont, Inc. And from June 2006 to March 2010 she served on the board of directors of Bare Escentuals, Inc.

Executive Officers. A description of the Company’s Executive Officers is contained under the heading “Part I – Item 1 – Business, Executive Officers” in the Original Filing.

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with for Fiscal 2012.

Code of Ethics. The Company has adopted a Code of Ethics that applies to all of its employees, including the Chief Executive Officer, Chief Financial Officer and other executive officers. A copy of the Code of Ethics can be obtained on the Company’s website by going to http://ir.osh.com and following the “Corporate Governance” link. The Company intends to post on its website any amendments to or waivers of the Company’s Code of Ethics. The information contained on the Company’s website is not part of this document.

Audit Committee. The Audit Committee currently consists of Ms. Healy, Mr. Czinger and Ms. Rose. Ms. Healy is the Chair. The Audit Committee acts under a written charter adopted and approved by the Board of Directors in December 2011. The Board of Directors has determined that Ms. Healy, Mr. Czinger and Ms. Rose meet the independence requirements set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and the applicable rules of NASDAQ and that Ms. Healy, Mr. Czinger and Ms. Rose each qualify as an audit committee “financial expert” under the rules of the SEC.

The Audit Committee operates under a written charter approved by the Board of Directors, a copy of which can be obtained on our website by going to http://ir.osh.com and following the “Corporate Governance” link. As more fully defined in the committee’s charter, the functions of the Audit Committee include reviewing and discussing with management and the independent registered public accounting firm, the Company’s annual audited financial statements and quarterly financial statements, retaining our independent registered public accounting firm, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our independent registered public accounting firm, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.

Item 11.	Executive Compensation.

Compensation Committee. The current members of the Compensation Committee are Kevin R. Czinger (Chair) and Karen M. Rose. The Compensation Committee currently has one vacancy. Each of the members of the Compensation Committee is independent for purposes of the applicable NASDAQ rules. The Compensation Committee operates under a written charter approved by the Board of Directors, a copy of which can be obtained on our website by going to http://ir.osh.com and following the “Corporate Governance” link.

As more fully described in the committee’s charter, the primary function of the Compensation Committee is to assist the Board of Directors in managing compensation and development for the directors and executive officers. The Compensation Committee’s primary duties and responsibilities are to (i) establish and review the overall compensation philosophy; (ii) set compensation for executive officers and directors; and (iii) monitor incentive and equity-based compensation plans. The Compensation Committee’s charter does not provide for any delegation of these duties. In addition, the Compensation Committee has the authority under its charter to hire outside consultants and conduct such compensation reviews, investigations and/or surveys as the Compensation Committee may reasonably deem will provide such information as could reasonably and properly be required by the Compensation Committee in the exercise of its duties and responsibilities. In Fiscal 2012, the Company engaged the services of a consultant related to executive compensation matters. The Committee met four times during Fiscal 2012.

Summary Compensation Table. The following table summarizes the compensation paid by the Company to our Chief Executive Officer and two most highly compensated executive officers.

Name and Principal Position	Year	Salary (1)($)	Bonus Paid in Fiscal Year (2)($)	Stock Awards (3)($)	Option Awards (3)($)	Non-Equity Incentive Plan Compensation (4)($)	All Other Compensation (5)($)	Total ($)
Mark R. Baker	2012	635,577	0	0	1,428,073	0	215	2,063,865
President, Chief Executive Officer and Director	2011	438,461	322,767	0		0	1,528	762,756
Chris D. Newman(6)	2012	418,115	0	0	500,146	0	182	918,443
Executive Vice President, Chief Financial Officer and Treasurer	2011	98,269	100,000	0	0	0	33,696	231,965
Steven L. Mahurin	2012	420,385	0	0	532,040	0	184	952,609
Executive Vice President, Merchandising and Director	2011	253,846	0	0	0	0	284,790	538,636

(1)	Unless otherwise noted, Fiscal 2012 salaries reflect amounts paid between January 29, 2012 and February 2, 2013 and Fiscal 2011 salaries reflect amounts paid between January 30, 2011 and January 28, 2012.
(2)	Represents amounts paid as sign on bonuses for each of Messrs. Baker and Newman and a minimum guaranteed bonus of $125,000, all pursuant to the terms of their respective offer letters.
(3)	Represents the aggregate grant date fair market value of stock options and restricted stock units calculated in accordance with the fair value method.
(4)	None of our named executive officers earned compensation under our non-equity incentive compensation plan in 2011 or 2012 because we did not meet the minimum EBITDA threshold for any bonuses to be paid under the terms of the plan.
(5)	See the “All Other Compensation” table below for additional information.
(6)	Mr. Newman joined the Company in November 2011 on an interim basis, during which time he received compensation in the amount of $67,500 for services provided between November 7, 2011 and December 19, 2011, at which time he joined the Company as a full-time employee and received a sign-on bonus of $100,000.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column in the Summary Compensation Table.

Name	Life Insurance Premiums (1)($)	Relocation Tax Payments ($)	Total ($)
Mark R. Baker	215	0	215
Chris D. Newman	182	0	182
Steven L. Mahurin	184	0	184

(1)	Reflects premiums paid on group term life insurance benefits and short-term disability benefits.

Outstanding Equity Awards at Fiscal Year End 2012

The following table summarizes information with respect to the equity awards held by our named executive officers as of the end of the Fiscal 2012.

	Option Awards(1)				Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Not Yet Vested #	Market Value Of Shares or Units of Stock That Have Not Vested ($)(6)
Mark R. Baker(3)		123,578	20.00	05/21/22	88,551	625,170
Chris D. Newman(4)		43,280	20.00	05/21/22	31,000	218,860
Steven L. Mahurin(5)		46,040	20.00	05/21/22	33,000	232,980

(1)	Reflects options to purchase Class A Common Stock granted under our 2011 Equity Incentive Plan.
(2)	The shares vest as to 8.33% on the first day of the first fiscal quarter following the period in which Adjusted EBITDA for the Company in any previous trailing four fiscal quarters during the performance period is at least a specified target.
(3)	The options vest as to 40% on March 28, 2013, 20% on March 28, 2014, 20% on March 28, 2015 and 20% on March 28, 2016.
(4)	The options vest as to 40% on November 7, 2013, 20% on November 7, 2014, 20% on November 7, 2015 and 20% on November 7, 2016.
(5)	The options vest as to 40% on May 2, 2013, 20% on May 2, 2014, 20% on May 2, 2015 and 20% on May 2, 2016.
(6)	Based on a price per share of $7.06, the closing price of our Common Stock on the NASDAQ Capital Market on the final day of trading in Fiscal 2012.

Option Exercises and Stock Vested During Fiscal Year 2012

None of our named executive officers exercised any of their stock options during Fiscal 2012.

Potential Payments upon Termination or Change-in-Control

Each of the named executive officers has entered into a severance agreement with us on substantially the same terms (except for the length of the applicable severance protection period). Pursuant to the terms of the severance agreements, if the named executive officer is terminated by us without Cause or resigns for Good Reason, he will be placed on a severance-related leave of absence and will be entitled to receive the following severance payments and benefits: (i) 12 months of base salary continuation, subject to certain offsets, (ii) continued participation in all of our benefit plans and programs (except for our long-term disability plan, flexible spending accounts, company-paid life insurance and 401(k) plan) as an active employee for 12 months, and (iii) outplacement services for up to 12 months. All such severance payments and benefits are subject to the named executive officer’s execution of a release of claims. The severance agreements also provide that each named executive officer is subject to a perpetual confidentiality covenant and a post-termination non-solicitation of employees covenant for a period equal to the period of his or her respective salary continuation period opportunity, regardless of whether severance pay and benefits are payable under the severance agreement. For purposes of Mr. Baker’s severance agreement, “Cause” generally means his insubordination, dishonesty, fraud, incompetence, moral turpitude, refusal to perform his duties or responsibilities for any reason other than illness or incapacity or unsatisfactory performance of his duties, as determined by our Board of Directors in its sole discretion. For purposes of the severance agreements with our named executive officers, “Cause” generally means (i) a material breach by the executive officer (other than due to disability) of his or her duties and responsibilities which breach is demonstrably willful and deliberate on his or her part, is committed in bad faith or without reasonable belief that such breach is in our best interest and is not remedied in a reasonable period of time after receipt of written notice from us specifying such breach, (ii) the commission by the executive officer of a felony involving moral turpitude or (iii) dishonesty or willful misconduct in connection with the named executive officer’s employment.

For purposes of the severance agreements, including Mr. Baker’s, “Good Reason” generally means (i) a reduction in more than 10% in the sum of the executive officer’s annual base salary and target bonus, (ii) the executive officer’s mandatory relocation to an office more than 50 miles from the primary location at which he or she is required to perform his or her duties or (iii) any other action or inaction that constitutes a material breach of the terms of the agreement, including failure of a successor company to assume or fulfill the obligations of the agreement. Mr. Baker also has Good Reason to quit if he is removed from our Board of Directors. In each case, the executive officer must provide us with written notice of the events giving rise to a claim of Good Reason within 30 days of its initial existence and we will have 60 days to remedy such event.

The severance agreements do not include single trigger change-of-control provisions which provide for payment or acceleration of equity awards based upon a change of control event in itself.

Using each named executive officer’s current base salary, the maximum total payments by the Company to each named executive officer under the termination circumstances described above, as of February 2, 2013, the last day of Fiscal 2012, would be as follows:

Current Officers	Cash Severance ($)(1)	Outplacement Services($)(2)	COBRA Premium($)	Unvested In-the-Money Options at February 2, 2013(#)/($)	Total Estimated Benefit ($)
Mark R. Baker	625,000	24,000	23,096	—	672,096
Chris D. Newman	410,000	24,000	23,096	—	457,096
Steven L. Mahurin	410,000	24,000	23,096	—	457,096

(1)	Reflects 12 months continued salary for Messrs. Baker, Newman and Mahurin.
(2)	Upon the first day of termination from the Company, the named executive officers will be eligible for outplacement services, at the expense of the Company.

Director Compensation. Under the Company’s Director Compensation Policy, each of our outside directors receives a mix of cash and equity-based compensation. In addition, all Board members are entitled to reimbursement by the Company for reasonable travel to and from meetings of the Board, and reasonable food and lodging expenses incurred in connection therewith. The Compensation Committee reviews the Director Compensation Policy from time-to-time to ensure that compensation levels are fair and appropriate. Under the Director Compensation Policy, outside directors are compensated in the following manner:

	Cash Compensation($)(1)		Equity Compensation
Annual Retainer:
Board Member	50,000		50,000	(2)
Chairman of the Board (additional)	25,000		—
Audit Committee Chair (additional)	15,000		—
Compensation Committee Chair (additional)	10,000		—
Nominating and Corporate Governance Committee Chair (additional)	6,250		—
Special Committee (additional)	7,500	(3)	—

(1)	Assumes service for a full year; outside directors who serve for less than the full year are entitled to receive a pro-rated portion of the applicable payment. Each “year”, for purposes of the Director Compensation Policy, begins on the date of our annual meeting of stockholders and ends on the date of our next annual meeting of stockholders. For the year beginning on the date of our 2012 annual meeting of stockholders, each director can elect, in lieu of their Board member cash compensation, to take an equally valued stock grant.
(2)	The annual restricted stock award is determined by dividing the award value of $50,000 by the fair market value on the date of the annual meeting of stockholders. The shares will then vest over a period of one year, in four equal installments, at a rate of 25% of the shares vesting quarterly, subject to the outside director’s continued Board service on each such date.
(3)	Members are compensated in the amount of $7,500 per quarter, paid in advance per quarter, plus $1,000 per meeting attended.

The following table sets forth certain information with respect to compensation awarded to, paid to or earned by each of our non-employee directors during Fiscal 2012.

Name(1)	Fees Earned or Paid in Cash (2)($)	Stock Awards ($)
William C. Crowley	12,500.00	(3)
Kevin R. Czinger	56,250.00	(3)
Susan L. Healy	62,500.00	(3)
Karen M. Rose	37,500.00	(3)
Bryant W. Scott(4)	54,375.00	(3)
Matthew D. Cwiertnia(5)	50,000.00	—
Ravi Y. Sarin(5)	50,000.00	—

(1)	See the 2012 Summary Compensation Table for disclosure related to Mr. Baker, our President and CEO, and Mr. Mahurin, our Executive Vice President, Merchandising. Messrs. Baker and Mahurin do not receive any additional compensation for their services as members of our Board of Directors.
(2)	Fees are based on membership on the Board and participation in Board or Committee Chairmanship positions.
(3)	The annual stock award is determined by dividing the award value of $50,000 by the fair market value on the date of the annual meeting of stockholders. The shares will then vest over a period of one year, in four equal installments, at a rate of 25% of the shares vesting quarterly, subject to the outside director’s continued Board service on each such date. Accordingly, from the date of the 2011 annual meeting of stockholders until the date of the 2012 annual meeting of stockholders, the annual grant of Class A Common Stock given to each of these outside directors was 3,009 shares based on the fair market value of $16.62 per share on the date of the 2011 annual meeting of stockholders. In addition, Mr. Crowley elected to receive all of his Board member cash compensation in an equal valued stock grant and Ms. Rose elected to receive one-half of her Board member cash compensation in equal valued stock grants.
(4)	Mr. Scott resigned as a member of the Board of Directors on May 2, 2013.
(5)	Fees payable for Board services provided by these directors pursuant to our Director Compensation Policy are paid to ACOF Operating Manager, L.P. These directors, elected by the holders of the Class B Common Stock and Class C Common Stock, voting as a separate class, receive $50,000 in lieu of the stock award given to the other outside directors. Messrs. Cwiertnia and Sarin resigned as members of the Board of Directors on May 2, 2013.

Equity Compensation Plan Information. The Company’s 2011 Equity Compensation Plan provides for the granting of up to one million shares of Class A Common Stock in the form of nonqualified and incentive stock options, SARs, restricted stock, restricted stock units, deferred stock units, performance shares and other stock awards to employees, non-employee directors and consultants.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Columns)
Equity compensation plans approved by stockholders	646,583	$20.00	329,270
Equity compensation plans not approved by stockholders	—	—	—
Total	646,583	—	329,270

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Principal Shareholders and Management. The following table sets forth, as of May 30, 2013, certain information with respect to the beneficial ownership of the Company’s capital stock by (i) each director and director-nominee of the Company, (ii) each named executive officer and (iii) all directors and executive officers of the Company as a group. The address for those individuals for which an address is not otherwise provided is c/o Corporate Secretary, Orchard Supply Hardware Stores Corporation, 6450 Via Del Oro, San Jose, California 95119.

Name of Beneficial Owner(1)	Title of Class of Capital Stock(1)	Shares Beneficially Owned(2)	Percent of Class of Stock(3)
Mark R. Baker(4)	Class A Common Stock	49,432	*
Chris D. Newman	—	—	—
Steven L. Mahurin(5)	Class A Common Stock	18,416	*
William C. Crowley(6)	Class A Common Stock	14,177	*
Kevin R. Czinger(7)	Class A Common Stock	4,156	*
Susan L. Healy(8)	Class A Common Stock	4,156	*
Karen M. Rose(9)	Class A Common Stock	5,661	*
All Current Directors and Executive Officers as a Group (9 persons)(10)	Class A Common Stock	105,942	*

*	Less than 1%
(1)	Unless otherwise indicated, we believe that all persons named in the table have sole investment and voting power over the shares of Common Stock owned.

(2)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon exercise of stock options or stock awards vesting, or vesting of restricted stock units.
(3)	Calculated on the basis of 4,830,147 shares of Class A Common Stock, 8,644.06788 shares of Class B Common Stock and 1,194,000 shares of Class C Common Stock outstanding as of May 30, 2013, provided that any additional shares of Common Stock that a stockholder has a right to acquire within 60 days after May 30, 2013 are deemed to be held and outstanding for the purpose of calculating that stockholder’s percentage of beneficial ownership but not the percentages of beneficial ownership of other stockholders.
(4)	Represents 49,432 shares of Class A Common Stock issuable upon the exercise of vested options held by Mr. Baker.
(5)	Represents 18,416 shares of Class A Common Stock issuable upon the exercise of vested options held by Mr. Mahurin.
(6)	Represents 8,399 shares of Class A Common Stock held by Mr. Crowley, 1,504 shares of Class A Common Stock vesting within 60 days and 4,274 securities held directly by Tynan, LLC (“Tynan”), which Mr. Crowley is the manager and a member of, and may be deemed to beneficially own securities owned by Tynan.
(7)	Represents 3,404 shares of Class A Common Stock held by Mr. Czinger and 752 shares of Class A Common Stock vesting within 60 days.
(8)	Represents 3,404 shares of Class A Common Stock held by Ms. Healy and 752 shares of Class A Common Stock vesting within 60 days.
(9)	Represents 4,533 shares of Class A Common Stock held by Ms. Rose and 1,128 shares of Class A Common Stock vesting within 60 days.
(10)	Represents 77,792 shares of Class A Common Stock issuable upon the exercise of vested options and 4,136 shares of Class A Common Stock vesting within 60 days.

The following table sets forth certain information about persons the Company knows, based on inspections of Schedule 13G or 13D and Forms 3, 4 and 5 filed with the Securities and Exchange Commission, to be beneficial owners of five percent or more of Class A Common or Class C Common Stock as of May 30, 2013.

Name of Beneficial Owner(1)	Title of Class of Capital Stock(6)	Shares Beneficially Owned	Percent of Class of Stock(5)	Cumulated Voting Power(5)
ESL Investments, Inc. and related persons, as a group 1170 Kane Concourse, Suite 200 Bay Harbor, FL 33154(1)	Class A Common Stock	925,752	19.2%	15.3%
ACOF I LLC(2) 2000 Avenue of the Stars, 12th Floor Los Angeles, CA 90067	Class C Common Stock	1,194,000	100%	19.8%
Samana Capital, L.P.(3) 35 Ocean Reef Drive, Suite 142 Key Largo, FL 33037	Class A Common Stock	274,721	5.7%	4.6%
Fairholme Capital Management, L.L.C. and related persons, as a group(4) 4400 Biscayne Blvd., 9th Floor Miami, FL 33137	Class A Common Stock	604,143	12.6%	10.0%

(1)	Consists of an aggregate of 925,752 shares held as follows: 482,230 shares of Class A Common Stock held by ESL Partners, L.P. (“Partners”); 215 shares held by ESL Institutional Partners, L.P. (“Institutional”); 17 shares held by CRK Partners, LLC (“CRK LLC”); and 443,290 shares held by Edward S. Lampert. Mr. Lampert is the sole stockholder, chief executive officer and director of ESL. ESL Investments, Inc. is the general partner of RBS, the sole member of CRK and the manager of RBSIM. RBS is the general partner of Partners and the managing member of ESL Investors, LLC. RBSIM is the general partner of Institutional. Mr. Lampert entered into a letter agreement with Partners (a “Lock-Up Agreement”) that restricts the purchases and sales by Mr. Lampert of the shares. Pursuant to the Lock-Up Agreement, Mr. Lampert generally is required to sell Shares and purchase additional Shares on a pro rata basis with the sales and purchases of shares made by Partners, and generally must make such sales and purchases on substantially the same terms and conditions as Partners (subject to certain legal, tax, accounting or regulatory considerations). Mr. Lampert is also restricted from certain sales of Shares or purchases of additional shares except in accordance with the Lock-Up Agreements. Each of Partners, Investors, Institutional, CRK LLC, and Mr. Lampert disclaim beneficial ownership of shares not directly held by it/him.

(2)	ACOF I LLC (“ACOF”) is owned by Ares Corporate Opportunities Fund, L.P. (“ACOF Opportunities”). The general partner of ACOF Opportunities is ACOF Management, L.P. (“ACOF Management”). The general partner of ACOF Management is ACOF Operating Manager, L.P. (“ACOF Operating”). The general partner of ACOF Operating is Ares Management, Inc. (“Ares Inc.”). Ares Inc. is owned by Ares Management LLC (“Ares Management”), which, in turn, is owned by Ares Management Holdings LLC (“Ares Management Holdings”). Ares Management Holdings is controlled by Ares Holdings LLC (“Ares Holdings”), which, in turn, is controlled by Ares Partners Management Company LLC (“APMC”) (APMC, ACOF, ACOF Opportunities, ACOF Management, ACOF Operating, Ares Inc., Ares Management, Ares Management Holdings, and Ares Holdings are collectively referred to in this footnote as the “Ares Entities”). APMC is managed by an executive committee comprised of Michael Arougheti, David Kaplan, Gregory Margolies, Antony Ressler and Bennett Rosenthal. Because the executive committee acts by consensus/majority approval, none of the members of the executive committee has sole voting or dispositive power with respect to any shares of Common Stock. Each of the members of the executive committee, the Ares Entities (other than ACOF and ACOF Opportunities with respect to the shares held directly by ACOF) and the directors, officers, partners, stockholders, members and managers of the Ares Entities expressly disclaims beneficial ownership of any shares of Common Stock and nothing herein shall be deemed an admission that any such person or entity is the beneficial owner of such shares.
(3)	Samana Capital, L.P. (“SC”) is the owner of the Class A Common Stock. Morton Holdings, Inc. (“MH”) is the general partner of SC. On February 6, 2013, SC entered into an investment management agreement with ZBI Equities, L.L.C. (“ZBIE”) (the “IMA”) pursuant to which SC has granted ZBIE investment and voting control over the Class A Common Stock. ZBIE is wholly-owned by Ziff Brothers Investments, L.L.C. (“ZBI”). As a result, each of ZBI and ZBIE may be deemed to beneficially own the Class A Common Stock. In addition, each of MH and Philip B. Korsant may be deemed to beneficially own the Class A Common Stock reported as a result of certain rights retained by SC under the IMA.
(4)	Consists of shares of Class A Common Stock owned, in the aggregate, by Bruce R. Berkowitz (“Mr. Berkowitz”) and various investment vehicles managed by Fairholme Capital Management, L.L.C. (“FCM”) of which 592,993 are owned by The Fairholme Fund and 8,070 are owned by The Fairholme Allocation Fund, each a series of Fairholme Funds, Inc. Because Mr. Berkowitz, in his capacity as the Managing Member of FCM or as President of Fairholme Funds, Inc., has voting or dispositive power over all shares beneficially owned by FCM, he is deemed to have beneficial ownership of all such shares. Each of Mr. Berkowitz, The Fairholme Fund, and FCM disclaim beneficial ownership of shares of Class A Common Stock for any purpose, except to the extent of any pecuniary interest therein.
(5)	Calculated on the basis of 4,830,147 shares of Class A Common Stock, par value $0.01 per share, 8,644.06788 shares of Class B Common Stock and 1,194,000 shares of Class C Common Stock outstanding as of May 30, 2013, provided that any additional shares of Common Stock that a stockholder has a right to acquire within 60 days after May 30, 2013 are deemed to be held and outstanding for the purpose of calculating that stockholder’s percentage of beneficial ownership but not the percentages of beneficial ownership of other stockholders.
(6)	The outstanding Class B Common Stock represent less than 0.2% of the total outstanding common stock of the Company and is not included in the table above. Each stockholder of Class B Common Stock is entitled to vote one-tenth of a vote for each share of Class B Common Stock held by him or her on all matters submitted to a vote of the Company’s stockholders, except the election of directors. The Class C Common Stock and Class B Common Stock are entitled to elect, voting as a separate class, two directors to our Board of Directors.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “Policy Statement on Related Party Transactions.” Our policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) in which such related person has or will have a direct or indirect material interest and all material facts with respect thereto. The General Counsel will promptly communicate such information to our Audit Committee or another independent body of our Board of Directors. No related person transaction will be entered into without the approval or ratification of our Audit Committee or another independent body of our Board of Directors. It is our policy that directors who may have an interest in a related person transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by our Audit Committee or other independent body of our Board of Directors in determining whether or not to approve or ratify a related person transaction, and we accordingly anticipate that these determinations will be made in accordance with principles of law generally applicable to directors of a Delaware corporation. Any request for us to enter into a transaction with an executive officer, director or employee, or any of such persons’ immediate family members or affiliates, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting the proposed agreement, our Audit Committee will review each such transaction for potential conflicts of interest or improprieties in a manner consistent with our Policy Statement on Related Party Transactions.

Indemnity Agreements. The Company has entered into indemnity agreements with its executive officers and directors which provide, among other things, that the Company will indemnify such executive officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Sears Holdings Agreements. On December 30, 2011, we completed our spin-off (the “Spin-Off”) from Sears Holdings Corporation (“Sears Holdings”). In connection with the Spin-Off, the Company entered into a series of agreements with Sears Holdings. ESL Investments, Inc. and its related entities (“ESL”) owns 55.3% of the outstanding Common Stock of Sears Holdings, based on the Proxy Statement filed by Sears Holdings on March 28, 2013. The Company paid Sears Holdings approximately $167,000 in Fiscal 2012 for providing certain support services pursuant to a transition services agreement. In Fiscal 2012, the Company paid Sears Holdings an aggregate of approximately $2.2 million for sales of certain Sears Holdings-branded products pursuant to three brands license agreements.

Stockholders’ Agreement. In connection with the Spin-Off, the Company, ESL, Edward S. Lampert, William C. Crowley and ACOF entered into the Second Amended and Restated Stockholders Agreement (the “Stockholders’ Agreement”). The Stockholders’ Agreement was effective immediately following the Spin-Off and provides certain rights and obligations to the parties thereto, including certain voting rights, including board elections, protective provisions and consent rights, rights of first refusal and tag-along rights with respect to transfers by parties to the agreement, preemptive rights with respect to securities offerings by the Company, registration rights and certain restrictions on stock acquisitions by parties during the six-month period, subject to extension, following the Spin-Off.

Other than the foregoing, there were no relationships or related party transactions in or since the end of Fiscal 2012, or any proposed relationships or related party transactions, requiring disclosure herein.

Director Independence. The Board of Directors has determined that Kevin R. Czinger, Karen M. Rose and Susan L. Healy have no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is an “independent director” as defined by the applicable NASDAQ rules and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In determining the independence of our directors, the Board of Directors has adopted the independence standards that mirror the criteria specified by applicable law and regulations of the SEC and the NASDAQ.

Because William C. Crowley served as Executive Vice President and Chief Administrative Officer of Sears Holdings until January 2011, Mr. Crowley will not be an “independent director” until January 2014.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of the aggregate fees billed to us for the fiscal years ended January 28, 2012 and February 2, 2013 by our independent registered public accounting firm, Deloitte & Touche LLP:

	February 2, 2013	January 28, 2012
Audit fees (1)(2)	$1,357,465	$1,317,825
Audit related fees (3)	52,200	102,250
Tax fees	60,000	0
All other fees		0

Total	$1,469,665	$1,420,075

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and the review of the interim consolidated financial statements for the quarterly reports, and other services that are normally provided by our independent registered public accountants in connection with statutory and regulatory filings or engagements.
(2)	Approximately $296,118 of the Audit Fees billed by Deloitte related to Fiscal 2011 was paid by Sears Holdings as the costs were incurred in connection with the Spin-Off and were therefore reimbursable by Sears Holdings.
(3)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

The Audit Committee has considered whether the provisions of services described in the table above are compatible with maintaining auditor independence. Unless a type of service has received general pre-approval, it will require separate pre-approval by the Audit Committee. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process. During Fiscal 2012 and Fiscal 2011, all fees paid to our independent auditors were pre-approved in accordance with this policy without exception.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 3, 2013	/s/ Chris D. Newman
Chris D. Newman
Executive Vice President, Chief Financial Officer and Treasurer